Form 10-Q
period 1994-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 1994-05-12
CIK 722808

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

         BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
                 (000's omitted except share data)
                            (unaudited)

                             Three-month period ended March 31,
                             1994              1993

  Revenues:
   Net sales                 $ 916,839         $ 798,454
   Other income                    652               340
                               917,491           798,794

  Cost and expenses:
   Cost of products sold       896,020           779,568
   Selling, general and
     administrative             11,534            10,138
   Depreciation and
     amortization                1,405             1,312
   Interest                      2,396             2,442
                               911,355           793,460

  Earnings before income
    taxes                        6,136             5,334

  Provision for income taxes:
    Current                      3,116             2,666
    Deferred                      (600)             (586)
                                 2,516             2,080

  Net earnings               $   3,620         $   3,254



  Earnings per share:
   Primary                    $   0.33         $    0.30
   Fully diluted              $   0.30         $    0.28

  Average shares outstanding:
   Primary                   11,056,603        10,931,154
   Fully diluted             14,453,828        14,328,379




  (See accompanying notes to consolidated financial statements)

         BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                 (000's omitted except share data)
                            (unaudited)

                             March 31,         December 31,
                             1994              1993

  Assets
  Current assets:
   Cash                      $ 19,849           $ 33,653
   Short-term investments       2,483              4,629
  Accounts receivable, less
   allowance for doubtful
   accounts of $2,361 for
   1994 and $2,416 for 1993   306,239            313,243
   Finished goods inventory   223,060            310,758
   Other current assets         3,064              3,129
                              554,695            665,412
  Other assets                  1,560              1,604
  Fixed assets, at cost        53,083             52,347
    Less: accumulated
      depreciation            (15,018)           (14,065)
                               38,065             38,282
  Intangibles                  26,566             26,906

      Total Assets           $620,886           $732,204


  Liabilities and Shareholders' Equity
  Current liabilities:
   Short-term borrowings     $106,500          $108,000
   Accounts payable           262,330           377,730
   Deferred income taxes       (2,227)           (2,227)
   Other current liabilities    9,141             6,401
                              375,744           489,904
  Long-term debt               69,640            69,733
  Deferred income taxes         6,249             6,849

  Shareholders' equity:
  Common stock, $.01 par
   value-authorized
   30,000,000 shares;
   issued 11,130,834 and
   11,120,934 shares,
   respectively                 3,309             3,309
  Special shares, $.01 par value
  -authorized 1,000,000 shares
  Additional paid in capital   82,082            81,936
  Retained earnings            87,012            83,623
                              172,403           168,868
  Less: 348,291shares in
   treasury-at cost            (3,150)           (3,150)
    Total shareholders' equity 169,253          165,718

  Commitments and
    contingencies

      Total liabilities and
     shareholders' equity    $620,886          $732,204

  (See accompanying notes to consolidated financial statements)

         BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (000's omitted except share data)
                            (unaudited)

                              Three-month period ended March 31,
                              1994                  1993

  Cash flow from operating
    activities:
   Net income                 $   3,620             $    3,254
   Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
    Depreciation and amortization 1,405                  1,312
    Deferred income taxes          (600)                  (586)
    Loss (gain) on sale of fixed assets(6)

  Change in assets and liabilities,
    net of acquisition:
    Accounts receivable           7,004                (21,764)
    Finished goods inventory     87,699                 28,963
    Accounts payable           (114,800)               (86,665)
    Other current assets
     and liabilities              2,205                    246
      Net cash provided
       (used)
      by operating activities   (13,473)               (75,240)

  Cash flow from investing activities:
    Purchase of fixed assets
     and other assets              (820)                (2,787)
    Proceeds from sale of fixed assets 21                   49
    Proceeds from sale of
      investment securities       2,147                  6,301
    Acquisition of business                             (5,604)
      Net cash provided
       (used) by investing
       activities                 1,348                 (2,041)

  Cash flow from financing activities:
    Proceeds from sale of stock     146                    113
    Reduction in long term debt     (93)                   (76)
    Proceeds under line of
     credit agreement           310,500                272,000
    Payments under line of
     credit agreement          (312,000)              (218,500)
    Dividends                      (231)                  (139)
      Net cash provided
       (used) by financing
       activities                (1,678)                53,398

  Net increase (decrease) in cash (13,803)             (23,883)
  Cash at beginning of period    33,652                 32,716

  Cash at end of period        $ 19,849              $   8,833

  (See accompanying notes to consolidated financial statements)

         BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three month periods ended March 31, 1994 and 1993 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

  2. On February 28, 1993 and October 6, 1993, the Company acquired Charise Charles Ltd., Inc., a wholesale oncology and dialysis products distributor based in Altamonte Springs, Florida and PRN Medical, Inc., a wholesale distributor of renal and dialysis supplies and equipment based in Orlando, Florida, respectively.

       These acquisitions were accounted for as purchases and, accordingly, the 1993 financial statements include Charise Charles and PRN's results of operations from the date of acquisition. The consideration exchanged by the Company for Charise Charles and PRN approximated $8 million.

  Item  2.    Management  Discussion and  Analysis  of  Financial
  Condition and Results of Operations

  Results of Operations

  The  Company  acquired  Charise  Charles  LTD.,  Inc.  (Charise
  Charles), a wholesale distributor of oncology and dialysis products on February 28, 1993 and PRN Medical Inc. (PRN), a wholesaler distributor of renal care and dialysis supplies and equipment on October 6, 1993. The Charise Charles and PRN results of operations are included in the Company s financial statements from the respective dates of acquisition. The first quarter ended March 31, 1993 included $7 million of Charise Charles sales as compared to $24 million of Charise Charles and PRN sales for the first quarter ended March 31, 1994.

  Net sales for the first quarter increased by 15% from $798 million in 1993 to $917 million, principally as a result of volume increases, although overall price changes in the industry accounted for approximately 3%. The increase reflected the aforementioned inclusion of Charise Charles and PRN and strength in all of the Company's operating units, especially the direct store delivery segments of Bindley Western Drug Company. For the 1994 quarter, direct store delivery sales were 28% of total net sales and represented an increase of 24% over the 1993 quarter.

  Gross margin of $20.8 million in the first quarter of 1994 increased by 10% over 1993, primarily because of the increase in net sales. Gross margin as a percentage of net sales decreased from 2.37% in 1993 to 2.27% in 1994. The reduction resulted from competitive pressures in the market place and a reduction in the level of pharmaceutical price increases which resulted in fewer opportunities for forward purchases. In response to these trends, the Company is continuing to look for ways to lower operating expenses and capitalize on its direct store delivery marketing efforts.

  The increase in other income from $340,000 in the first quarter of 1993 to $652,000 in the first quarter of 1994 is due to service fee income on certain customer receivable balances.

  Selling, general and administrative expenses increased from $10.1 million in the first quarter of 1993 to $11.5 million in the first quarter of 1994. The increase in 1994 included approximately $762,000 related to Charise Charles and PRN. The remainder of the increase is divided approximately equally between normal inflationary increases in all divisions and costs to support the growing direct store delivery program of Bindley Western Drug Company. The cost increases related to the direct store delivery program include among others, delivery expenses, warehouse supplies and labor costs, all of which are variable with the level of sales volume. Although sales and marketing costs are also variable with the level of sales volume, they are relatively insignificant and represent less than .2% of net sales. Continuing increases in direct store delivery sales will result in continuing increases in selling, general and administrative expenses.

  Depreciation and amortization increased from $1.3 million in the first quarter of 1993 to $1.4 million in the first quarter of 1994. The increase resulted from the inclusion of Charise Charles and PRN and depreciation and amortization on new facilities and equipment.

  Interest expense remained relatively constant at approximately $2.4 million for the first quarter of 1993 and 1994. The average short-term borrowings outstanding increased from $95 million in the first quarter of 1993 to $129 million in the first quarter of 1994. However, the average short-term interest rate remained constant at 4.9% in 1993 and 1994. Funds received in respect of working capital carrying costs are treated as a reduction of interest expense and increased in 1994.

  The provision for income taxes represented 41.0% and 39.0% of earnings before taxes in the first quarter of 1994 and 1993, respectively.

  Liquidity-Capital Resources.

  For the three month period ended March 31, 1994, the Company's operations consumed $13.5 million in cash. Operational cash was provided by the reduction of inventory and accounts receivable by $87.7 million and $7 million, respectively. However, operational cash was used by the reduction of accounts payable by $114.8 million. The continuing emphasis on the direct-store delivery business has required an increase in both net working capital and cash.

  Capital  expenditures, predominantly  for the purchase  of data
  processing  equipment     were  $800,000  during  the   period.
  Proceeds from the sale of marketable securities during the period were $2.1 million.

  Net payments under the bank line of credit agreement were $1.5 million during the period. At March 31, 1994 the Company had borrowed $106.5 million under the bank credit agreement and had a remaining availability of $93.5 million.

  The Company believes that its cash on hand, cash equivalents, line of credit and working capital management efforts are sufficient to meet future capital requirements.

                    PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

                 (a)  Exhibits
                      None

                 (b)  Reports on Form 8-K
                      None

                             SIGNATURE


            Pursuant   to  the  requirements  of  the  Securities
  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  May 12, 1994                    BINDLEY   WESTERN   INDUSTRIES,
  INC.


                                  BY  /s/ Thomas J. Salentine
                                     Thomas J. Salentine
                                     Executive Vice President
                                     (Principal Financial Officer)