Form 10-Q
period 1994-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 1994-08-12
CIK 722808

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


(Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

  For the quarterly period ended    June 30, 1994

                               OR

  [ ]  Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

  For the transition period from           to
   Commission file number:   0-11355


                BINDLEY WESTERN INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)


           Indiana                        84-0601662
 (State or other jurisdiction of          ( I.R.S. Employer
  incorporation or organization)          Identification No.)

                     10333 North Meridian Street, Suite 300
                         Indianapolis, Indiana 46290
                    (Address of principal executive offices)


                                (317)298-9900
                         (Registrant's telephone number,
                              including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      x          No



The number of shares of Common Stock outstanding as of June 30, 1994 was 10,783,543.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                BINDLEY WESTERN INDUSTRIES, INC. AND
                                           SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF EARNINGS
                                (000's omitted except share data)
                                         (unaudited)
                                                  Six-month period ended                 Six-month period ended
                                                        June 30,                                June 30,
                                                1994                   1993            1994                     1993
Revenues:
  Net sales                                $   1,903,804      $     1,607,556   $      986,965      $         809,103
  Other income                                     1,321                1,076              668                    735
                                               1,905,125            1,608,632          987,633                809,838
Cost and expenses:
  Cost of products sold                        1,862,150            1,570,121          966,130                790,553
  Selling, general and administrative             23,435               20,880           11,902                 10,742
  Depreciation and amortization                    2,833                2,680            1,427                  1,367
  Interest                                         4,238                4,307            1,841                  1,865
                                               1,892,656            1,597,988          981,301                804,527

Earnings before income taxes                      12,469               10,644            6,332                  5,311

Provision for income taxes:
  Current                                          6,312                5,323            3,196                  2,657
  Deferred                                       (1,200)              (1,172)            (600)                  (586)
                                                   5,112                4,151            2,596                  2,071

Net earnings                               $       7,357      $         6,493   $        3,736      $           3,240


Earnings per share:
  Primary                                           0.67                 0.60             0.34                   0.30
  Fully diluted                                     0.61                 0.55             0.31                   0.28

Average shares outstanding:
  Primary                                     10,958,536           10,896,245       10,962,363             10,901,837
  Fully diluted                               14,355,761           14,296,604       14,359,588             14,302,196

     (See accompanying notes to consolidated financial statments)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                    (000's omitted except share data)
                               (unaudited)
                                            June 30,            December 31,
                                              1994                  1993
Assets
Current assets:
  Cash                                       $      16,928     $        33,653
  Short-term investments                             2,456               4,629
Accounts receivable, less
  allowance for doubtful
  accounts of $2,628 for 1994
  and $2,416 for 1993                              328,572             313,243
  Finished goods inventory                         262,529             310,758
  Other current assets                               4,607               3,129

                                                   615,092             665,412

Other assets                                         1,517               1,604
Fixed assets, at cost                               53,668              52,347
  Less: accumulated depreciation                  (16,037)             (14,065)

                                                    37,631              38,282

Intangibles                                         26,679              26,906

     Total Assets                            $     680,919     $       732,204

Liabilites and Shareholders' Equity
Current Liabilities:
  Short-term borrowings                      $     130,000      $       108,000
  Accounts payable                                 297,996              377,730
  Deferred income taxes                            (2,227)              (2,227)
  Other current liabilities                          7,176                6,401

                                                   432,945              489,904

Long-term debt                                      69,554               69,733
Deferred income taxes                                5,649                6,849

Shareholders' equity:
Common stock, $.01 par value
  authorized 30,000,000 shares;
  issued 11,130,834  and 11,120,934
  shares, respectively                               3,309                3,309
Special shares, $.01 par value
  authorized 1,000,000 shares                                                 -
Additional paid in capital                          82,093               81,936
Retained earnings                                   90,519               83,623

                                                   175,921              168,868

Less:  348,291 shares in treasury
         at cost                                   (3,150)              (3,150)
     Total shareholders' equity                    172,771              165,718

Commitments and contingencies                                                 -

     Total liabilities and
         shareholders' equity                $     680,919      $       732,204

     (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (000's omitted except share data)
                                (unaudited)
                                              Six-month period ended
                                                    June 30,
                                               1994                 1993
Cash flow from operating activities:
  Net income                                    $     7,357     $         6,493
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
    Depreciation and amortization                     2,833               2,680
    Deferred income taxes                           (1,200)             (1,172)
  Loss (gain) on sale of fixed assets                   (8)                  12

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                              (15,329)            (51,322)
  Finished goods inventory                           48,229              83,374
  Accounts payable                                 (79,734)            (91,069)
  Other current assets and liabilities                (703)             (3,526)
    Net cash provided (used) by
        operating activities                       (38,555)            (54,530)

Cash flow from investing activities:
  Purchase of fixed assets and
     other assets                                   (1,448)             (3,612)
  Proceeds from sale of fixed assets                    40                  95
  Proceeds from sale of investment
    securities                                       2,173              12,195
  Acquisition of business                             (452)             (5,696)
    Net cash provided (used) by
      investing activities                             313               2,982

Cash flow from financing activities:
  Proceeds from sale of stock                          157                 232
  Reduction in long term debt                         (179)               (154)
  Proceeds under line of credit
    agreement                                      632,500             472,500
  Payments under line of credit                   (610,500)           (433,000)
    agreement
  Dividends                                           (461)               (356)
    Net cash provided (used) by
      financing activities                           21,517              39,222

Net increase (decrease) in cash                    (16,725)            (12,326)
Cash at beginning of period                          33,653              32,716
Cash at end of period                         $      16,928     $        20,390

(See accompanying notes to
consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and six month periods ended June 30, 1994 and 1993 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company acquired Charise Charles LTD., Inc. (Charise Charles), a wholesale distributor of oncology and dialysis products on February 28, 1993 and PRN Medical Inc. (PRN), a wholesale distributor of renal care and dialysis supplies and equipment on October 6, 1993. The Charise Charles and PRN results of operations are included in the Company's financial statements from the respective dates of acquisition. The second quarter ended June 30, 1993 included $18 million of Charise Charles sales as compared to $25 million of Charise Charles and PRN sales for the second quarter ended June 30, 1994.

Net sales for the second quarter increased by 22% from $809 million in 1993 to $987 million, principally as a result of volume increases, although overall price changes in the industry accounted for approximately 3%. The increase reflected the aforementioned inclusion of Charise Charles and PRN and strength in all of the Company's operating units, especially the direct store delivery segments of Bindley Western Drug Company. For the 1994 quarter, direct store delivery sales were 28% of total net sales and represented an increase of 20% over the 1993 quarter.

Gross margin of $20.8 million in the second quarter of 1994 increased by 12% over 1993, primarily because of the increase in net sales. Gross margin as a percentage of net sales decreased from 2.29% in 1993 to 2.11% in 1994. The reduction resulted from competitive pressures in the market place and a reduction in the level of pharmaceutical price increases which resulted in fewer opportunities for forward purchases. In response to these trends, the Company is continuing to look for ways to lower operating expenses and capitalize on its direct store delivery marketing efforts.

The decrease in other income from $735,000 in the second quarter of 1993 to $668,000 in the second quarter of 1994 is due to a reduction in service fee income on certain customer receivable balances.

Selling, general and administrative expenses increased from $10.7 million in the second quarter of 1993 to $11.9 million in the second quarter of 1994. The increase in 1994 included approximately $320,000 related to Charise Charles and PRN. The remainder of the increase is divided approximately equally between normal inflationary increases in all divisions and costs to support the growing direct store delivery program of Bindley Western Drug Company. The cost increases related to the direct store delivery program include among others, delivery expenses, warehouse supplies and labor costs, all of which are variable with the level of sales volume. Although sales and marketing costs are also variable with the level of sales volume, they are relatively insignificant and represent less than .2% of net sales. Continuing increases in direct store delivery sales will result in continuing increases in selling, general and administrative expenses.

Depreciation and amortization increased from $1.3 million in the second quarter of 1993 to $1.4 million in the second quarter of 1994. The increase resulted from the inclusion of Charise Charles and PRN and depreciation and amortization on new facilities and equipment.

Interest expense was $1.8 million in both the second quarter of 1993 and 1994. The average short-term interest rate increased from 4.9% in 1993 to 5.3% in 1994. However, the average short-term borrowings outstanding decreased from $106 million in the second quarter of 1993 to $104 million in the second quarter of 1994. Funds received in respect of working capital carrying costs are treated as a reduction of interest expense and decreased in the second quarter of 1994 as compared to the second quarter of 1993.

The provision for income taxes represented 41.0% and 39.0% of earnings before taxes in the second quarter of 1994 and 1993, respectively.

The aforementioned comments regarding Charise Charles and PRN should be considered when comparing the six months ended June 30, 1994 with the six months ended June 30, 1993.

Net sales for the six months ended June 30, 1994 increased by 18% to $1.904 billion reflecting increases in all of the Company's operating units and the increase of $24 million attributable to Charise Charles and PRN sales. Gross margin for the six months of 1994 was 2.19% of net sales compared to 2.32% in 1993. The decrease was the result of a reduction in the level of pharmaceutical manufacturer price increases and competitive pressures in the market place.

Selling, general and administrative expenses for the first six months increased to $23.4 million from $20.9 million because of the incremental increase of approximately $1.08 million related to Charise Charles and PRN, normal inflationary increases and costs to support the full-line, full-service program of Bindley Western Drug Company.

Interest expense decreased from $4.3 million in 1993 to $4.2 million in 1994. The average short-term interest rate increased from 4.9% to 5.1% for 1993 and 1994, respectively. The average borrowings outstanding increased from $100 million in 1993 to $117 million in 1994. These increases were more than offset by increases in funds received from customers in respect of working capital carrying costs which are treated as a reduction of interest expense.

Liquidity-Capital Resources.

For the six month period ended June 30, 1994, the Company's operations consumed $38.5 million in cash. Operational cash was provided by the reduction of inventory by $48.2 million. However, operational cash was used by the reduction of accounts payable and the increase in accounts receivable by $79.7 million and $15.3 million, respectively. The continuing emphasis on the direct-store delivery business has required an increase in both net working capital and cash.

Capital expenditures, predominantly for the purchase of data processing equipment, were $1.4 million during the period. Proceeds from the sale of marketable securities during the period were $2.2 million.

Net proceeds under the bank line of credit agreement were $22 million during the period. At June 30, 1994 the Company had borrowed $130 million under the bank credit agreement and had a remaining availability of $70 million.

The Company believes that its cash on hand, cash equivalents, line of credit and working capital management efforts are sufficient to meet future capital requirements.

                           PART II - OTHER INFORMATION


Item 4.   Submission of matters to a Vote of Security Holders

          a)   The Annual Meeting of the Shareholders of Bindley
															Western Industries, Inc. was held on May 19, 1994.

          b)   The following directors were elected at the meeting:

                                             Votes For      Votes Against
               William E. Bindley            9,183,985         390,797
               K. Clay Smith                 9,187,300         387,482
               Robert L. Koch, II            9,187,900         386,882
               James K. Risk, III            9,187,500         387,282
               J. Timothy McGinley           9,187,900         386,882
               Michael D. McCormick          9,187,900         386,882
               William F. Bindley, II        9,187,600         387,182
               Thomas J. Salentine           9,187,900         386,882
               Keith W. Burks                9,187,900         386,882
               Seth B. Harris                9,186,400         388,382

          c) Other matters voted upon and the results of the voting were as follows:

               1) The shareholders voted 7,710,752 shares in the affirmative and 1,800,296 shares in the negative, with 37,134 abstentions and 26,600 broker non-votes, to approve the adoption of amendments to the Company's stock option plans including an amendment to the Company's 1993 Stock Option and Incentive Plan increasing from 1,000,000 to 1,500,000 the number of shares of the Company's common stock subject to issuance under the plan.

               2) The shareholders voted 8,813,198 shares in the affirmative and 22,222 shares in the negative, with 739,362 broker non-votes, to appoint Price Waterhouse as auditors for the Corporation.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                                      SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 12, 1994                      BINDLEY WESTERN INDUSTRIES, INC.




                                    BY  /s/ Thomas J. Salentine
                                        Thomas J. Salentine
                                        Executive Vice President
                                        (Principal Financial Officer)