Form 10-Q
period 1994-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 1994-11-14
CIK 722808

2

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


(MARK ONE)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1994

                               OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM              TO
  COMMISSION FILE NUMBER:   0-11355


                BINDLEY WESTERN INDUSTRIES, INC.
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           INDIANA                               84-0601662
 (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

             10333 NORTH MERIDIAN STREET, SUITE 300
                  INDIANAPOLIS, INDIANA 46290
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                         (317) 298-9900
                (REGISTRANT'S TELEPHONE NUMBER,
                      INCLUDING AREA CODE)


          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


YES      X          NO _________



THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1994 WAS 10,787,693.




           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF EARNINGS
         (000's omitted except share data)
                    (unaudited)
                                                     Nine-month period ended      Three-month period ended
                                                          September 30,                 September 30,
                                                               1994               1993                1994               1993
Revenues:                                                        $ 2,916,445    $ 2,452,371             $ 1,012,641   $   844,815
  Other income                                                         1,976          3,406                     656         2,330
                                                                   2,918,421      2,455,777               1,013,297       847,145
Cost and expenses:
  Cost of products sold                                            2,852,142      2,396,503                 989,992       826,382
  Selling, general and administrative                                 36,541         31,799                  13,106        10,919
  Depreciation and amortization                                        4,367          4,079                   1,535         1,399
  Interest                                                             7,227          6,114                   2,989         1,808
  Write down of account receivable                                     1,420                                  1,420
                                                                   2,900,277      2,439,915               1,007,622       841,928

Earnings before income taxes                                          18,144         15,862                   5,675         5,217

Provision for income taxes:
  Current                                                              9,239          6,178                   2,927           857
  Deferred                                                            (1,800)           362                   (600)         1,532
                                                                       7,439          6,540                   2,327         2,389

Net earnings                                                     $    10,705    $     9,322             $     3,348   $     2,828

Earnings per share:
  Primary                                                               0.97           0.86                    0.30          0.26
  Fully diluted                                                         0.87           0.80                    0.28          0.25

Average shares outstanding:
  Primary                                                         11,028,998     10,880,804              11,033,233    10,888,664
  Fully diluted                                                   14,558,179     14,286,597              14,562,414    14,294,457

 (See accompanying notes to consolidated financial statements)

      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
              (000's omitted except share data)
                         (unaudited)
                                                               September 30,  December 31,
                                                                    1994          1993
ASSETS
Current assets:
 Cash                                                            $    27,247   $    33,653
 Short-term investments                                                1,516         4,629
 Accounts receivable, less allowance for
  doubtful accounts of $2,377 for 1994
  and $2,416 for 1993                                                308,154       313,243
 Finished goods inventory                                            358,863       310,758
 Other current assets                                                  1,988         3,129
                                                                     697,768       665,412
Other assets                                                           1,473         1,604
Fixed assets, at cost                                                 55,880        52,347
 Less: accumulated depreciation                                     (17,694)      (14,065)
                                                                      38,186        38,282
Intangibles                                                           26,383        26,906
  TOTAL ASSETS                                                   $   763,810   $   732,204

LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                           $   176,000   $   108,000
 Accounts payable                                                    330,497       377,730
 Deferred income taxes                                               (2,227)       (2,227)
 Other current liabilities                                             9,097         6,401
                                                                     513,367       489,904
Long-term debt                                                        69,456        69,733
Deferred income taxes                                                  5,049         6,849

Shareholders' equity:
Common stock, $.01 par value authorized
 30,000,000 shares;issued 11,135,984
 and 11,120,934 shares, respectively                                   3,309         3,309
Special shares, $.01 par value
 authorized 1,000,000 shares
Additional paid in capital                                            82,141        81,936
Retained earnings                                                     93,638        83,623
                                                                     179,088       168,868
Less:  348,291 shares in treasury-at cost                             (3,150)       (3,150)
  Total shareholders' equity                                         175,938       165,718
Commitments and contingencies

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   763,810   $   732,204

(See accompanying notes to consolidated financial statements)


      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
              (000's omitted except share data)
                         (unaudited)
                                                               Nine-month period ended
                                                                    September 30,
                                                                         1994                  1993
Cash flow from operating activities:
  Net income                                                        $           10,705    $            9,322
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
  Depreciation and amortization                                                  4,368                 4,079
  Deferred income taxes                                                         (1,800)                  362
  Write down of account receivable                                                                     1,420
  Loss (gain) on sale of marketable securities                                  (1,450)
  Loss (gain) on sale of fixed assets                                              (17)                  (17)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                                           16,228               (74,790)
  Finished goods inventory                                                     (31,492)               37,905
  Accounts payable                                                             (75,473)              (66,657)
  Other current assets and liabilities                                           3,735                (4,146)
    Net cash provided (used) by
    operating activities                                                       (73,746)              (93,972)

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                     (2,647)               (5,118)
  Proceeds from sale of fixed assets                                               133                 1,165
  Proceeds from sale of investment securities                                    3,113                12,332
  Acquisition of business                                                         (497)               (5,775)
    Net cash provided (used) by
    investing activities                                                           102                 2,604

Cash flow from financing activities:
  Proceeds from sale of stock                                                      205                   232
  Reduction in long term debt                                                     (277)                  578
  Proceeds under line of credit agreement                                      957,500               736,500
  Payments under line of credit agreement                                     (889,500)             (659,000)
  Dividends                                                                       (690)                 (587)
    Net cash provided (used) by
    financing activities                                                        67,238                77,723

Net increase (decrease) in cash                                                 (6,406)              (13,645)
Cash at beginning of period                                                     33,653                32,716
Cash at end of period                                               $           27,247    $           19,071

(See accompanying notes to consolidated financial statements)

       BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED BY THE COMPANY WITHOUT AUDIT. CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES, INCLUDING SIGNIFICANT ACCOUNTING POLICIES, NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED. THE COMPANY BELIEVES THAT THE FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993 INCLUDE ALL NECESSARY ADJUSTMENTS FOR FAIR PRESENTATION. RESULTS FOR ANY INTERIM PERIOD MAY NOT BE INDICATIVE OF THE RESULTS OF THE ENTIRE YEAR.

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

3. EFFECTIVE JULY 1, 1994, THE COMPANY ACQUIRED THE NET ASSETS OF KENDALL DRUG COMPANY, A WHOLESALE PHARMACEUTICAL DISTRIBUTOR
     BASED IN SHELBY, NORTH CAROLINA.  THE PURCHASE PRICE OF
     APPROXIMATELY $8.1 MILLION HAS BEEN ALLOCATED BASED ON A
     PRELIMINARY DETERMINATION OF THE FAIR VALUE OF THE ASSETS
     ACQUIRED AND LIABILITIES ASSUMED, AND APPROXIMATES THE FAIR VALUE OF ASSETS PURCHASED.

4. THE COMPANY, SIX OTHER PHARMACEUTICAL WHOLESALERS, AND 24 PHARMACEUTICAL MANUFACTURERS WERE NAMED AS DEFENDANTS IN NINE CIVIL LAWSUITS FILED DURING NOVEMBER 1993 IN FEDERAL COURT, SOUTHERN DISTRICT OF NEW YORK. THE PLAINTIFFS, COMPRISED OF 14 INDEPENDENT DRUG STORES, ALLEGE IN PART THAT CHARGEBACK AGREEMENTS BETWEEN PHARMACEUTICAL MANUFACTURERS AND WHOLESALERS CONSTITUTE PRICE-FIXING ARRANGEMENTS IN VIOLATION OF FEDERAL ANTI-TRUST
     LAWS. THE PLAINTIFFS SEEK INJUNCTIVE RELIEF, UNSPECIFIED TREBLE DAMAGES, COSTS, INTEREST, AND ATTORNEYS FEES. THESE COMPLAINTS ARE SIMILAR TO NUMEROUS OTHER LAWSUITS FILED BY INDEPENDENT AND CHAIN DRUG STORES AGAINST PHARMACEUTICAL MANUFACTURERS IN FEDERAL AND STATE COURTS THROUGHOUT THE UNITED STATES. A SMALL NUMBER OF THESE CASES NAMED WHOLESALERS AS DEFENDANTS, BUT THE COMPANY IS NOT NAMED AS THE DEFENDANT IN ANY CASE OUTSIDE THE SOUTHERN DISTRICT OF NEW YORK. ON FEBRUARY 4, 1994, THE JUDICIAL PANEL ON MULTI-DISTRICT LITIGATION ORDERED THE 1993 CASES CONSOLIDATED AND TRANSFERRED TO THE NORTHERN DISTRICT OF ILLINOIS BEFORE JUDGE CHARLES KOCORAS. ON OCTOBER 21, 1994, THE COMPANY ENTERED IN AN AGREEMENT IN THESE CASES WITH FIVE OTHER WHOLESALERS AND 26 PHARMACEUTICAL MANUFACTURERS. AMONG OTHER THINGS, THE AGREEMENT PROVIDES THAT: (A) IF A JUDGMENT IS ENTERED INTO AGAINST BOTH THE MANUFACTURER AND WHOLESALER DEFENDANTS, THE TOTAL EXPOSURE FOR JOINT AND SEVERAL LIABILITY OF THE COMPANY IS LIMITED TO $1,000,000; (B) IF A SETTLEMENT IS ENTERED INTO BY, BETWEEN, AND AMONG THE MANUFACTURER AND WHOLESALER DEFENDANTS, THE COMPANY HAS NO MONETARY EXPOSURE FOR SUCH SETTLEMENT AMOUNT; (C) THE SIX WHOLESALER DEFENDANTS WILL BE REIMBURSED BY THE 26 MANUFACTURER DEFENDANTS FOR RELATED LEGAL FEES AND EXPENSES UP TO $9,000,000 TOTAL ( THE COMPANY'S INITIAL PORTION OF THIS AMOUNT IS $1,000,000); AND (D) THE COMPANY IS TO RELEASE CERTAIN CLAIMS WHICH IT MIGHT HAVE HAD AGAINST THE MANUFACTURER DEFENDANTS FOR THE CLAIMS PRESENTED BY PLAINTIFFS IN THESE CASES. THE AGREEMENT COVERS THE FEDERAL COURT LITIGATION AS WELL AS THE CASES WHICH HAVE BEEN FILED IN VARIOUS STATE COURTS. AFTER DISCUSSIONS WITH COUNSEL, MANAGEMENT OF THE COMPANY BELIEVES THAT THE ALLEGATIONS OF LIABILITY SET FORTH IN THESE LAWSUITS ARE WITHOUT MERIT AS TO THE WHOLESALER DEFENDANTS AND THAT ANY ATTENDANT LIABILITY OF THE COMPANY, ALTHOUGH UNLIKELY, WOULD NOT HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company acquired Kendall Drug Company (Kendall), a distributor of pharmaceuticals and related products effective July 1, 1994. In 1993, the Company acquired Charise Charles LTD., Inc. (Charise Charles), a wholesale distributor of oncology and dialysis products and PRN Medical Inc. (PRN), a wholesale distributor of renal care and dialysis supplies and equipment. The Charise Charles and PRN acquisitions were effective on February 28, 1993 and October 6, 1993, respectively. The results of operations of the acquired companies are included in the Company's financial statements from the respective dates of acquisition. The third quarter ended September 30, 1994 includes $35 million of Kendall sales and $26 million of Charise Charles and PRN sales as compared to $19 million of Charise Charles sales for the third quarter ended September 30, 1993.

Net sales for the third quarter increased by 20% from $845 million in 1993 to $1.013 billion, principally as a result of volume increases, although overall price changes in the industry accounted for approximately 3%. The increase reflected the aforementioned inclusion of Kendall, Charise Charles and PRN and strength in all of the Company's operating units, especially the direct store delivery segments of Bindley Western Drug Company. Direct store delivery sales were 31% and 28% of total net sales for 1994 and 1993, respectively. This represents a 34% increase over the 1993 quarter.

Gross margin of $22.6 million in the third quarter of 1994 increased by 23% over 1993, primarily because of the increase in net sales. Gross margin as a percentage of net sales increased from 2.18% in 1993 to 2.24% in 1994. The increase resulted from the Company's continued efforts to expand revenues in the higher margin direct store delivery and alternative care segments. However, the competitive pressures in the market place and the lower level of pharmaceutical price increases continue to exert pressures on gross margin. In response to these trends, the Company is continuing to look for ways to lower operating expenses and capitalize on its direct store delivery marketing efforts.

The decrease in other income from $2.3 million in the third quarter of 1993 to $656 thousand in the third quarter of 1994 resulted from gains on the sale of marketable securities in 1993 and a reduction in service fee income on certain customer receivable balances in 1994.

Selling, general and administrative expenses increased from $10.9 million in the third quarter of 1993 to $13.1 million in the third quarter of 1994. The increase in 1994 included approximately $1 million related to Kendall and the incremental increase of $345,000 related to Charise Charles and PRN. The remainder of the increase is divided approximately equally between normal inflationary increases in all divisions and costs to support the growing direct store delivery program of Bindley Western Drug Company. The cost increases related to the direct store delivery program include among others, delivery expenses, warehouse supplies and labor costs, all of which are variable with the level of sales volume. Although sales and marketing costs are also variable with the level of sales volume, they are relatively insignificant and represent less than .4% of net sales. Continuing increases in direct store delivery sales will result in continuing increases in selling, general and administrative expenses.

During the quarter, costs associated with the consolidation of distribution, accounting and data processing functions for the Company's East Coast operations approximated $400,000 and were charged to the reserve that was established in 1993.

Depreciation and amortization increased from $1.4 million in the third quarter of 1993 to $1.5 million in the third quarter of 1994. The increase resulted from the inclusion of Kendall, Charise Charles and PRN and depreciation and amortization on new facilities and equipment.

Interest expense increased from $1.8 million in the third quarter of 1993 as compared to $3 million in the third quarter of 1994. The average short-term interest rate increased from 4.7% in 1993 to 6.0% in 1994. and the average short-term borrowings outstanding increased from $93 million in the third quarter of 1993 to $135 million in the third quarter of 1994. Funds received in respect of working capital carrying costs are treated as a reduction of interest expense in both periods.

The provision for income taxes represented 41.0% and 45.8% of earnings before taxes in the third quarter of 1994 and 1993, respectively. IN 1993, the Company's effective income tax rate was increased from 39.0% to 40.0% on an annual basis to give effect to the one percentage point increase in the Federal Statutory rate which was retroactive to January 1, 1993. The cumulative effect of the tax increase on the Company's net deferred tax liabilities resulted in an effective rate of 45.8% in the third quarter.

The $1.42 million write down of account receivable in the third quarter of 1993 relates to the writedown of the Company's receivable from Reliable.

The aforementioned comments regarding Kendall, Charise Charles and PRN should be considered when comparing the nine months ended September 30, 1994 with the nine months ended September 30, 1993.

Net sales for the nine months ended September 30, 1994 increased by 19% to $2.916 billion reflecting increases in all of the Company's operating units, the increase of $35 million related to Kendall and the incremental increase of $32 million related to Charise Charles and PRN sales. Gross margin for the nine months of 1994 was 2.20% of net sales compared to 2.28% in 1993. The decrease was the result of a reduction in the level of pharmaceutical manufacturer price increases and competitive pressures in the market place.

Selling, general and administrative expenses for the first nine months increased to $36.5 million from $31.8 million because of $1 million related to Kendall and the incremental increase of approximately $1.43 million related to Charise Charles and PRN, normal inflationary increases and costs to support the full-line, full-service program of Bindley Western Drug Company.

Interest expense increased from $6.1 million in 1993 to $7.2 million in 1994. The average short-term interest rate increased from 4.9% to 5.4% for 1993 and 1994, respectively. The average borrowings outstanding increased from $98 million in 1993 to $123 million in 1994. Funds received from customers in respect of working capital carrying costs are treated as a reduction of interest expense.

Liquidity-Capital Resources.

For the nine month period ended September 30, 1994, the Company's operations consumed $73.7 million in cash. Operational cash was provided by the reduction of accounts receivable by $16.2 million. However, operational cash was used by the reduction of accounts payable and the increase in inventory by $75.4 million and $31.5 million, respectively. The continuing emphasis on the direct-store delivery business has required an increase in both net working capital and cash.

Capital expenditures, predominantly for the purchase of data processing equipment, were $2.6 million during the period. Proceeds from the sale of marketable securities during the period were $3.1 million.

Net proceeds under the bank line of credit agreement were $68 million during the period. At September 30, 1994 the Company had borrowed $176 million under the bank credit agreement and had a remaining availability of $24 million.

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


NOVEMBER 11, 1994                     BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /S/ THOMAS J. SALENTINE
                                        THOMAS J. SALENTINE
                                        EXECUTIVE VICE PRESIDENT
                                        (PRINCIPAL FINANCIAL OFFICER)