Form 10-Q/A
period 1994-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 1994-12-01
CIK 722808

FORM 10-Q/A No.1
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


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

               (a)  Exhibits

                    27. Selected Financial Data Schedule per Item 601(c) (1) (ii) of Regulation S-B and S-K.

               (b)  Reports on form 8-K

                    None

                           SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 22, 1994                     BINDLEY WESTERN INDUSTRIES, INC.



                                    By  /S/ THOMAS J. SALENTINE
                                        Thomas J. Salentine
                                        Executive Vice President
                                        (Principal Financial Officer)