Form 10-K
BINDLEY WESTERN INDUSTRIES INC
filed 1995-03-30
CIK 722808

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ANNUAL REPORT

(Mark One)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Requir ed) For the fiscal year ended December 31, 1994
                                       or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

      For the transition period from _____________ to __________________.

Commission File Number 0-11355

                       BINDLEY WESTERN INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)
            INDIANA                                              84-0601662
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


10333 North Meridian Street,  Suite 300, Indianapolis, Indiana          46290
(Address of principal executive office)                               (zip-code)

      Registrant's telephone number, including area code:  (317) 298-9900
          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($.01 par value)
                               (Title of Class)
                  6-1/2% Convertible Subordinated Debentures
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes:     X      No:
     ---------      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]
                                 $115,426,080

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at March 15, 1995 (assuming solely for the purposes of this calculation that all Directors and Officers of the Registrant are "affiliates")

                                  10,876,493

       Number of shares of common stock outstanding March 15, 1995


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this annual report on Form 10-K:

IDENTITY OF DOCUMENT                     PARTS ON FORM 10-K INTO WHICH
                                         DOCUMENT IS INCORPORATED

Proxy Statement to be filed
for the 1995 Annual Meeting               PART III
of Common Shareholders of                Page 1 of 103
Registrant                               Index to Exhibits at Page 42

                       BINDLEY WESTERN INDUSTRIES, INC.
                             Indianapolis, Indiana

              Annual Report to Securities and Exchange Commission
                               December 31, 1994


                                    Part I

Item 1.  BUSINESS.

General
-------

       Bindley Western Industries, Inc., an Indiana corporation together with its subsidiaries (the "Company"), is one of the largest drug wholesalers in the United States, specializing in the distribution of ethical pharmaceuticals (prescription drugs). Its principal customers are chain drug companies which operate their own warehouses. Other customers include individual drug stores (both independent and chain), hospitals, clinics, and other health care providers. The Company believes that its specialization in ethical pharmaceuticals has enabled it to better serve the chain drug companies that maintain their own warehouses and typically make the majority of their pharmaceutical purchases through wholesalers. The Company's largest chain drug customers and the approximate period of time they have done business with the Company are: Eckerd Corporation (22 years); Peyton (5 years); Thrifty Corporation (12 years); Revco D.S., Inc. (17 years); CVS (25 years); and Rite Aid Corporation (22 years). The Company provides its customers with access to an inventory of more than 30,000 items that may be ordered electronically, including by computer-to-computer interface. The Company has adapted its software programs to assist various customers in recordkeeping and inventory management. The Company services customers in 50 states, Puerto Rico, Mexico, and Central and South America from its 14 distribution centers located in Altamonte Springs, Florida; Austell, Georgia; Brockton, Massachusetts; Charlotte, North Carolina; Dallas, Texas; Houston, Texas; Indianapolis, Indiana; Middletown, Pennsylvania; Orange, Connecticut; Orlando, Florida; Portland, Maine; San Dimas, California; Santa Ana, California; and Shelby, North Carolina.

     The Company has historically specialized in the distribution of ethical pharmaceuticals. The Company also carries a broad range of non-pharmaceutical products designed to supplement its sales of ethical pharmaceuticals. The Company's primary business has been to provide pharmaceuticals to chain drug companies that maintain their own warehouses. Despite the large volume of pharmaceuticals that chain drug companies purchase, the majority of their pharmaceutical purchases at the warehouse level are made through wholesalers because the products may be available only through franchised wholesalers or are available from wholesalers on better terms than those offered directly by the manufacturers.

     The Company offers its chain drug customers not only competitive prices, but also several additional services. By using the Company as a primary source of pharmaceuticals, management believes that a chain drug customer can centralize purchasing functions, exercise better inventory control, maintain better security, and reduce handling costs. Inventory control and security are particularly important to customers because of the relatively high dollar value of pharmaceuticals in relation to their physical size. In addition, the

Company has developed systems and procedures which management believes facilitate customer compliance with the recordkeeping and physical security requirements of the Controlled Substances Act of 1970 and the Prescription Drug Marketing Act of 1987. Shipments of controlled substances are billed on separate invoices and special security procedures are followed to reduce the possibility of theft.

     Customers generally use the services of more than one wholesale distributor. In addition to chain drug customers, the Company acts as a primary distributor to hospitals, clinics, and apothecary drug stores that carry only pharmaceutical products and, since 1987, as a primary distributor to individual drug stores that carry a broad range of both pharmaceutical and non-pharmaceutical products. As discussed later, since 1993, the Company also serves alternate site customers with dialysis, oncology, and infusion products and services.


Pharmaceutical Distribution
---------------------------

     Wholesale distributors are an important component of the multi-billion dollar pharmaceutical industry. Wholesale distributors enable pharmaceutical manufacturers to provide a consistent supply of their products at the retail level. There are approximately 200 wholesale drug distribution outlets in the United States, significantly more than the number of distribution outlets operated by pharmaceutical manufacturers. By utilizing the wholesale distribution system to make their products available to the thousands of retail outlets, manufacturers can avoid incurring additional expense and deal directly with the relatively small number of wholesalers.

     Although nearly 80% of pharmaceutical manufacturers distribute through wholesalers, their distribution practices vary and are subject to change. Some manufacturers distribute their products solely through franchised wholesalers, while others also sell directly to retailers. Functional price discounts to wholesalers are offered by many manufacturers. A limited number of manufacturers have a one-price system of distribution and sell directly to wholesalers and retailers at the same price. The Company does not transact a significant amount of business with direct-selling manufacturers that have adopted a one-price system. In recent years, certain manufacturers have adopted wholesaler only policies, while certain other manufacturers have adopted a one-price system for wholesalers and retailers. Although pharmaceutical manufacturers may adopt one-price systems in the future, or may be required to pursuant to state legislation, such developments have not had a material adverse effect on the Company's business in the past.


Suppliers
---------

     During each of the last five fiscal years more than 90% (based on dollar volume) of the Company's purchases were ethical pharmaceutical products. The Company distributes the products of approximately 600 suppliers, including virtually every major ethical pharmaceutical manufacturer. Of the thousands of ethical pharmaceutical products carried in inventory, a comparatively small number account for a disproportionately large share of the total dollar volume of products sold. The Company's largest suppliers include: Glaxo, Inc.; Eli Lilly and Company; Pfizer, Inc.; SmithKline Beecham Pharmaceuticals; Bristol-Myers Squibb; Marion Merrell Dow Inc.; Merck & Co., Inc.; Searle; Sandoz Pharmaceutical Corporation; and Zeneca Pharmaceutical Group. Management believes that the Company is one of the largest purchasers of pharmaceutical products from most of its major suppliers. The Company has credit or other payment arrangements that differ among its various suppliers, with the terms of some arrangements being more stringent than others. The Company maintains many competing products in inventory and is not dependent upon any single supplier, although the loss of a major supplier could adversely affect the business of the Company.

     The Company has wholesale distribution or franchise agreements with many of its suppliers which generally require the Company to maintain an adequate inventory of the suppliers' products in inventory. These agreements typically have a term of one year and may be canceled by either party, without cause, on one month's notice. Management believes that the Company's relationships with its suppliers are generally excellent.


Customers
---------

     The Company distributes pharmaceutical products to two principal groups of customers, chain drug warehouses and non-warehouse customers. Chain drug warehouses purchase in full-case lots for redistribution to individual retail outlets. Approximately 57% of the Company's 1994 net sales are attributable to five chain drug warehouse customers. Non-warehouse customers include individual drug stores, both independent and chain, hospitals, clinics, and other health care providers that generally purchase in less than full-case lots on a daily basis as pharmaceutical products are needed. Although sales to non-warehouse customers involve smaller quantities, they typically generate higher gross margins than sales to warehouse customers. Sales to non-warehouse customers have increased from approximately 4.3% of net sales in 1980 to approximately 29% in 1994.

     Products ordered by chain drug warehouses are generally delivered by the Company's trucks at regularly scheduled times or picked up by customers at the Company's distribution centers. Shipments for chain drug warehouse customers are individually palletized and packaged in "shrink wrap" for added security. Shipments to non-warehouse customers are delivered or shipped on a daily basis directly to the customer by the Company's vehicles or by a for-hire carrier. Generally, products ordered on a daily basis before 11:00 a.m. are delivered or shipped the same day.

       The Company offers its customers several methods of direct electronic ordering, including computer-to-computer interface and hand-held remote order entry devices. The Company has adapted its software to permit direct communication with the ordering computers of some of its chain drug warehouse customers, thus avoiding the need to change the customers' existing software. Management estimates that more than 90% of its 1994 sales to chain drug warehouse customers were transacted by direct electronic ordering and expects the percentage to increase in the future. Direct electronic ordering is not mandatory and orders received by other methods can be processed by the Company.

     The following chain drug warehouse customers each accounted for over 10% of the Company's net sales during the years shown: Eckerd Corporation and Rite Aid Corporation (1994), and Eckerd Corporation and Peyton (1993, 1992, and 1991). Net sales to these customers aggregated 33%, 36%, 38%, and 41% of revenues in 1994, 1993, 1992, and 1991, respectively. The Company's largest single customer for the last 17 years has been Eckerd Corporation. The Company, from time to time, has entered into written understandings with certain of its major customers setting forth various terms and conditions of sale.

However, the Company does not have any long-term contracts with its major customers and all relationships with such customers are terminable at will by either party.

     The loss of any one of the Company's chain warehouse customers could have a material adverse effect on the Company's operations. Although the Company believes that the effect could be minimized through increasing sales to existing customers, securing additional customers within current distribution areas, and by expanding into new markets, there can be no assurance thereof.


Divisions and Subsidiaries
--------------------------

     The Company currently has 12 operating divisions and five wholly-owned subsidiaries. Each operating division is serviced from a distribution center that has warehouse and delivery facilities. Each center has been constructed or adapted to the Company's specifications for climate control, alarm systems, and segregated security areas for controlled substances. The Company utilizes modern warehousing techniques and equipment designed to accommodate both chain drug warehouse and non-warehouse customers. A division manager supervises warehouse, delivery, and local sales functions at each distribution center.

     Effective August 1, 1993, the Company entered into a five year lease with an unrelated landlord for 8,000 square feet of office space located in Indianapolis, Indiana at a base rental of $9,057 per month. This office currently houses certain of the Company's executive officers, two division officers, and three staff.

     Further information pertaining to the Company's Bindley Western Drug Company divisions, all of which serve both warehouse and non-warehouse customers, is set forth below:

     Indianapolis Division. This division is serviced from the distribution center in Indianapolis, Indiana. The Company leases approximately 32,000 square feet of office space from a partnership, the partners of which include William
E. Bindley, the Company's Chairman and President, for a monthly base rental of $9,250. In early 1988, the Company completed construction of a 45,500 square feet expansion of its Indianapolis warehouse facility and in late 1991 added a 11,700 square feet mezzanine. This expanded facility is used for the warehousing and distribution of pharmaceuticals and health and beauty aids. The Company owns approximately three and one-half acres of undeveloped real estate adjacent to this facility. The Company's centralized accounting, purchasing, and data processing operations are also located at the Indianapolis facility.

     Orlando Division. In September 1992, this division, which began operations in 1983, occupied a newly built 94,600 square feet distribution center (including office and mezzanine) situated on 5.22 acres of property in Orlando, Florida. The Company sold its owned 30,800 square feet facility in 1993.

     Houston Division. This division, which began operations in 1975, is serviced from the distribution center in Houston, Texas. The Company leases approximately 3,000 square feet of office space and 12,000 square feet of warehouse space at a base rental of $3,750 per month from an unrelated landlord.

     Atlanta Division. This division, which began operations in 1977, is serviced from the distribution center in Austell, Georgia, a suburb of Atlanta. In late 1991, the Company entered into a seven year lease of a new 56,160 square feet distribution center (including office) at a base rental of $14,015 per month. Operations commenced at the new location in April 1992. The Company sold its owned 30,000 square feet facility in 1993.

    Dallas Division. This division, which began operations in December 1983, is serviced from a 44,000 square feet distribution center in Dallas, Texas. The Company exercised its option to purchase this facility for $950,000 in 1993.

    San Dimas Division. This division, which began operations in June, 1987, is currently served from a distribution center in San Dimas, California, a suburb of Los Angeles. The Company's former Phoenix division was consolidated into the San Dimas Division in 1993. The Company sold its Phoenix, Arizona facility during 1994. The San Dimas facility is 65,400 square feet (including office and mezzanine) and is leased from an unrelated landlord at a base rental of $19,832 per month under a lease expiring in September 2000.

    Middletown Division. This division, which began operations in March 1992, is served from the distribution center in Middletown, Pennsylvania, a suburb of Harrisburg. In August 1991, the Company entered into a seven year lease of a new 40,650 square feet distribution center (including office) at a base rental of $11,760 per month.

    Orange Division. This new division resulted from the March 1993 consolidation of the Stamford Superior Drug Company and Special Services Company (see discussion below) into one facility located in Orange, Connecticut. Both operations were previously located in separate facilities in Stamford, Connecticut. The newly built and Company-owned facility includes 10,000 square feet of office space and 175,000 square feet of warehouse space (including mezzanine) and is situated on 15 acres of property. From this facility, the Company services its pharmaceutical, health and beauty care, and home health care customers in the Northeast.

    Brockton Division. This division, which operates by the name of New England Wholesale Drug Co., was purchased by the Company in December 1986 and has been serving both warehouse and non-warehouse customers since 1938. In October 1987, this division moved into a Company-owned facility located in Brockton, Massachusetts, just south of Boston. This facility includes 5,000 square feet of office space and 55,000 square feet of warehouse space and is situated on approximately 6.1 acres of real estate.

    J. E. Goold Division. This division was purchased by the Company on March 25, 1992 through a merger with J. E. Goold & Co. ("Goold"), which was founded in 1867. Goold is a full line, full service distributor of pharmaceutical products, health and beauty aids, and home health care products to customers in Maine, New Hampshire, Vermont, New York, and Massachusetts. This division is served from a Company owned 60,000 square feet distribution center in Portland, Maine and leased depot facilities located in Schodack, New York and Worcester, Massachusetts. The respective monthly rentals for these two facilities are $1,833 and $2,134.

    Charlotte Division. In January 1988, the Company occupied a newly constructed distribution center in Charlotte, North Carolina. This facility is comprised of 2,500 square feet of office space and 37,800 square feet of warehouse space. The Charlotte facility is rented from an unrelated landlord at a base rental of $13,440 per month under a lease expiring in January 1996.

     Kendall Division. This division, which was purchased by the Company effective July 1, 1994, has been serving non-warehouse customers since 1896. From its facility in Shelby, North Carolina, this division services customers in North and South Carolina, Tennessee, Virginia, and Georgia. This Company-owned 30,000 square feet distribution center is currently being expanded by the addition of 73,500 square feet (including mezzanine) of warehouse space. The projected completion date for this expansion project is September 1, 1995. Thereafter, the Company intends to consolidate its Charlotte Division with the Kendall operation.

    Information pertaining to the Company's wholly-owned subsidiary corporations is set forth below:

    Special Services Company. This subsidiary operates at the Orange distribution center of Bindley Western Drug Company. From the Orange facility, Special Services specializes in the distribution of health and beauty care products to customers in the Northeast.

    First Choice, Inc. of Maine. On February 9, 1993, Glenlawn, Inc., a former subsidiary of the Company, changed its name to First Choice, Inc. of Maine. This subsidiary is currently operated from the Goold facility located in Portland, Maine. Glenlawn ceased operations at the end of 1991.

    BW Transportation Services, Inc. This subsidiary of the Company is a motor contract carrier operating pursuant to a permit issued by the Interstate Commerce Commission. Currently, this subsidiary, which is based in Indianapolis, is performing transportation services on behalf of certain of the Company's divisions and subsidiaries.

    BW Food Distributors, Inc. This subsidiary is based in Metheun, Massachusetts. On January 6, 1989, the Company entered into an agreement with David N. Miller to act as a broker of food and related products on behalf of the Company. This agreement is renewable annually with the consent of the Company and Mr. Miller and is terminable at any time by either party.

    Priority Healthcare Corporation. On June 23, 1994, the Company formed this subsidiary to develop business opportunities through healthcare reform in both the provider and supplier markets. The operating units of Priority Healthcare Corporation are as follows:

       Charise Charles Division. This division, which was purchased on February 28, 1993 from Charise Charles Ltd., Inc. ("Charise Charles"), is located in Altamonte Springs, Florida, and is principally engaged in the wholesale distribution of oncology and dialysis products. The products are typically distributed by overnight mail or other overnight delivery services. This distribution center has 22,800 square feet of office and warehouse space and is leased from the former owners of Charise Charles. The lease expires in 1996 and has a base rental of $15,225 per month.

       PRN Medical Division. This division, which was purchased on October 6, 1993, is a wholesale distributor of renal care and dialysis supplies and equipment to customers in the United States and Central and South America. PRN Medical operates from the Priority Healthcare Corporation facility located in Altamonte Springs, Florida.

       3C Medical Division. This division, which was purchased on October 31, 1994, is located in Santa Ana, California and is a distributor of hemodialysis products in the acute dialysis market in Southern California and Mexico through exclusive distribution agreements with major vendors. This distribution center has nearly 12,000 square feet of office and warehouse space and is leased from an unrelated landlord at a base rental of $5,120 per month under a lease expiring in 1998.

       IV-One Companies Subsidiaries. The Company, through Priority Healthcare Corporation, purchased IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. effective January 1, 1995. Each company is a Florida corporation and will be operated as a wholly-owned subsidiary of Priority Healthcare Corporation. IV-1 and National Pharmacy Providers are home and ambulatory infusion therapy companies whose primary focus is on high acuity specialty pharmacy services. In October 1994, IV-1's pharmacy and nursing services were given full accreditation by the Joint Commission on Accreditation of Heathcare Organizations ("JCAHO"). IV-One Services is a wholesale distributor of pharmaceutical drugs, similar to Priority Healthcare Corporation. The IV-One Companies operate from a 10,200 square feet facility containing office space, pharmacy labs, infusion suites, and warehouse space. This lease expires in 1998 and has a base rental of $8,596 per month.


Acquisitions
------------

     Presented below is a brief discussion of recent acquisitions by the Company. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis over 40 years.


J.E. Goold
----------

    On March 25, 1992, the Company effected a merger with J.E. Goold. The Company exchanged 91,880 shares of its common stock (market value $1,516,020) and 1,050 shares of non-voting preferred stock (mandatory redemption value $1,050,000) for all of the outstanding capital stock of Goold. The non-voting preferred stock is included in long-term debt in the accompanying balance sheet.

    The merger was accounted for as a purchase and, accordingly, the Company's financial statements are consolidated to include Goold's results of operations from the date of acquisition.


Charise Charles and PRN Medical
-------------------------------

    On February 28, 1993 and October 6, 1993, the Company acquired Charise Charles Ltd., Inc., a wholesale oncology and dialysis products distributor based in Altamonte Springs,

Florida and PRN Medical, Inc., a wholesale distributor of renal and dialysis supplies and equipment based in Orlando, Florida, respectively.

     These acquisitions were accounted for as purchases and, accordingly, the 1993 financial statements include Charise Charles and PRN's results of operations from the date of acquisition. The consideration exchanged by the Company for Charise Charles and PRN approximated $9 million.


Kendall Drug Company
--------------------

     Effective July 1, 1994, the Company acquired the net assets of Kendall Drug Company, a wholesale pharmaceutical distributor based in Shelby, North Carolina. The purchase price of approximately $8.1 million approximates the fair value of the assets purchased.


3C Medical
----------

     On October 31, 1994, the Company, through Priority Healthcare Corporation, acquired all of the outstanding stock of 3C Medical, Inc., a Santa Ana, California-based distributor of hemodialysis products. This division of Priority Healthcare Corporation specializes in the acute dialysis market in Southern California and Mexico through exclusive distribution agreements with major vendors. The Company has included 3C Medical's results of operations in its financial statements from the date of acquisition.


IV-One Companies
----------------

     Effective January 1, 1995, the Company, through its Priority Healthcare Corporation subsidiary, acquired all of the outstanding stock of the IV-One Companies in a cash transaction. The IV-One Companies are comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy and will be operated as subsidiaries of Priority Healthcare Corporation from Altamonte Springs, Florida. The transaction was accounted for as a stock purchase.


Healthcare Reform and Managed Care
----------------------------------

     Even though the healthcare reform initiatives of the Clinton Administration were not enacted during 1994, manufacturers' price increases continued their downward trend. Recent Bureau of Labor statistics data indicate that the rate of price increases for prescription drugs at the wholesale level increased 2.6% in 1994 compared to 3.0% in 1993, 6.8% in 1992, 7.9% in 1991, and 8.1% in 1990. The
1993 and 1994 reductions were directly related to congressional pressure and the prospect of healthcare reform legislation. The overall trend, however, is a result of competitive market-driven cost containment measures implemented by both the private and public sectors. Because this decline has limited the Company's ability to forward purchase inventory in anticipation of price increases, the Company has responded by focusing its efforts on still lower administrative and operating expenses, increased direct store delivery sales, and increased participation in the managed care market.

     In the managed care market, employers negotiate discounts from healthcare providers by committing to long-term contracts involving thousands of patients. Healthcare costs are linked more tightly to the provision of managed healthcare services, especially with hospitals and doctors, than under traditional medical insurance plans. For example, managed care organizations generally provide full coverage for prescription drugs to lower healthcare costs by improving access to medical treatment rather than delaying treatment until more expensive services are required. The costs associated with the prescription drug benefit are monitored by the managed care organization primarily through the establishment of tightly controlled formularies of approved prescription drugs, including generic substitutes, and by drug utilization review procedures wherein physicians' prescribing practices and patients' usage are closely scrutinized.

    Because more prescription drugs are being dispensed in a managed care environment, Bindley Western Drug Company focused much of its sales and marketing efforts during 1994 in this market. These customers, which are typically long-term care facilities and providers of home healthcare services, enter into pricing contracts directly with the pharmaceutical manufacturers, generally through their membership in a group purchasing organization. To be a participant in this market, the Company is required to service these customers at the negotiated price and to administer the corresponding contract between the manufacturer and the customer. Although managed care sales constitute a small percentage of Bindley Western Drug Company's total sales, this segment of its business will continue to grow. By comparison, a significant portion of the sales attributed to Priority Healthcare Corporation's operating subsidiaries and divisions during 1994 originated in the managed care market.


Internal Systems Development
----------------------------

    The Company has developed and continues to improve its specialized internal operating and management systems. Inventories and accounts receivable are controlled through the use of Company-developed data processing and management information systems. These assets are monitored by distribution center management using on-site data processing equipment. At present, many operational functions, including accounting, cash management, accounts receivable, and inventory control are conducted through data processing operations at the Altamonte Springs, Indianapolis, Brockton, Shelby and Portland facilities. Data is transmitted to and from on-site data processing equipment at the distribution centers.


Expansion
---------

    The Company continues to seek opportunities to expand its operations geographically through the development of new distribution centers or the acquisition of existing wholesale pharmaceutical distributors. In addition, the Company is continuing to evaluate opportunities to acquire other companies engaged in health care or distribution related activities.


Employees
---------

    As of December 31, 1994, the Company had 801 full time employees. Of this amount, 240 employees are associated with the 1992, 1993, and 1994 acquisitions described above. In addition, there are 33 full time employees of the IV-One Companies, which was purchased effective January 1, 1995. The Company believes its relationship with its employees is satisfactory.


Competition
-----------

       The wholesale pharmaceutical industry is highly competitive. The Company competes with national and regional full-line distributors, some of which are larger and have substantially greater financial resources. Additional competition is provided by short-line distributors, direct selling manufacturers, mail order houses, rack jobbers, and specialty distributors. Competition is basically price-oriented, but can also be affected by delivery, credit terms, depth of product line, and other customer services. In recent years there has been a trend toward consolidation in the wholesale drug industry, as evidenced by the purchase of a number of distributors by the national wholesalers. As of December 31, 1994, there were approximately 55 wholesale drug companies in the United States.


Regulation
----------

       The wholesale pharmaceutical industry is subject to regulation by federal, state, and local government agencies. Each of the Company's existing distribution centers is licensed to distribute ethical pharmaceutical products and certain controlled substances. The Company must comply with regulations, including certain operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Drug Enforcement Administration, state boards of pharmacy and, in certain areas, state boards of health. The Company believes that it is in compliance with all material statutes and regulations applicable to its various operations.


Item 2.  PROPERTIES.

       For a discussion of the properties of the Company, see "Divisions And Subsidiaries" under Item 1.


Item 3.  LEGAL PROCEEDINGS.

       The Company is subject to ordinary and routine litigation incidental to its business, none of which is material to the Company's results of operations or financial condition. See, also, Note 13 - Legal Proceedings in the Company's financial statements, which is incorporated herein by reference.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted during the fourth quarter of 1994 to a vote of security holders of the registrant, through the solicitation of proxies or otherwise.

                       EXECUTIVE OFFICERS OF THE COMPANY

      NAME               AGE       OFFICE

Gregory S. Beyerl        37        Vice President and Controller
George E. Maloof         65        Senior Vice President
Michael L. Shinn         40        Treasurer

       Gregory S. Beyerl, who is a certified public accountant, joined the Company's Bindley Western Drug Company Division in 1986 as Assistant Controller and was promoted to division Controller in 1987, division Vice President in 1990, and corporate Vice President and Controller in 1992. He was previously with the accounting firm of Price Waterhouse. Mr. Beyerl also holds an MBA degree.

       George E. Maloof joined the Company with its acquisition of New England Wholesale Drug Company in 1986 and retired from active employment with the Company on February 28, 1994. Mr. Maloof is a consultant to the Company through February 1996.

       Michael L. Shinn joined the Company as Treasurer in May 1992. Mr. Shinn is a certified public accountant and was previously the Director of Corporate Taxation for the Indianapolis office of the accounting firm of Price Waterhouse. His duties include responsibility for the Company's entire tax function, including those of its subsidiaries and divisions.

       Officers serve at the discretion of the Board. There is no family relationship between any of the officers of the Company.

       (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.)

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

       The common stock of the Company is traded in the over-the-counter market under the symbol BIND. The following table shows for the periods indicated the representative high and low prices for the Company's common stock. Information relating to the Company's common stock is available through the NASDAQ National Market System and the table reflects actual closing prices.


               1994                        HIGH    LOW
          First Quarter.................  $14.00  $11.88
          Second Quarter................  $13.25  $11.13
          Third Quarter.................  $14.75  $11.25
          Fourth Quarter................  $15.63  $11.75

               1993                        HIGH    LOW
          First Quarter.................  $14.00  $11.50
          Second Quarter................  $13.63  $ 9.75
          Third Quarter.................  $11.88  $10.00
          Fourth Quarter................  $12.63  $11.00

       At March 15, 1995 there were outstanding 10,876,493 shares of the Company's common stock, which were held by approximately 600 holders of record.

       The Company has paid cash dividends on its common stock of 1-1/2 cents per share on twelve different dates for the period beginning September 5, 1990 and ending June 30, 1993. This dividend was increased to 2 cents per share for cash dividends paid on seven different dates for the period beginning September 7, 1993 and ending March 24, 1995. Prior to September 5, 1990, the Company had not declared a cash dividend on its common stock. Future dividends will be paid in accordance with declarations by the Board of Directors in its sole discretion. The Company's primary line of credit agreement requires the Company to maintain specified levels of working capital and net worth, which may limit the Company's ability to pay dividends in the future.

       During the third quarter of 1994, the Company established an Automatic Dividend Reinvestment Plan for its shareholders. This voluntary plan provides for periodic investment of shareholder dividends in shares of the Company's common stock plus the opportunity to make voluntary cash payments up to $5,000 per quarter to purchase additional shares without incurring any service charges or brokerage fees.

Item 6.                     Selected Financial Data

   The selected financial data set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

            Five Year Financial Review and Selected Financial Data
                       Bindley Western Industries, Inc.

(in thousands, except share data)
                                                1994          1993          1992          1991          1990
--------------------------------------------------------------------------------------------------------------
Net sales                                $ 4,034,107   $ 3,426,097   $ 2,911,741   $ 2,392,801   $ 2,042,153
Other income                                   3,317         4,363         3,578         4,164         4,940
Cost of products sold                      3,945,172     3,350,119     2,844,880     2,334,669     1,990,431
Selling, general and administrative           50,279        43,322        36,707        27,419        24,972
Other expenses                                16,998        20,601        17,761        17,141        16,407

Earnings before income taxes
 and cumulative effect of
 change in accounting principle               24,975        16,418        15,971        17,736        15,283
Provision for income taxes                    10,240         6,854         5,590         6,376         5,551
Net earnings before
 cumulative effect of change
 in accounting principle                      14,735         9,564        10,381        11,360          9,732
Cumulative effect of
 change in accounting principle                                            2,510
Net earnings                                  14,735         9,564        12,891        11,360          9,732

Earnings per share:
 Before cumulative effect of change
 in accounting principle
  Primary                                $      1.34   $      0.88   $      1.02   $       1.61  $       1.47
  Fully diluted                                 1.20          0.86          1.00           1.33          1.22
Net earnings
  Primary                                       1.34          0.88          1.27           1.61          1.47
  Fully diluted                                 1.20          0.86          1.21           1.33          1.22

Average shares outstanding:
  Primary                                 11,035,912    10,915,751    10,139,662      7,066,916     6,635,424
  Fully diluted                           14,539,770    14,315,902    11,871,003     10,728,375    10,310,050

Other financial data:
Current assets                           $   736,687   $   665,412   $   555,429    $   431,077   $   285,512
Total assets                                 803,447       732,204       629,759        495,863       355,126
Current liabilities                          547,131       489,904       395,353        341,647       218,837
Long-term debt                                69,461        69,733        69,246         53,660        53,740
Total liabilities                            623,196       566,486       473,072        409,693       284,219
Shareholders equity                          180,251       165,718       156,687         86,170        70,907
Book value per share                           16.64         15.38         14.59          12.54         11.05

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

COMPARISON OF 1994 AND 1993.

     On June 23, 1994 the Company formed a new wholly owned subsidiary, Priority Healthcare Corporation (PHC), to develop business opportunities in both the provider and supplier markets. The new company, based in Altamonte Springs, Florida, was initially comprised of the Charise Charles Ltd., Inc. (Charise Charles) and PRN Medical, Inc. (PRN) divisions of the Company.

     The Company acquired Kendall Drug Company (Kendall), a wholesale pharmaceutical distributor, effective July 1, 1994 and on October 31, 1994 the Companys wholly owned subsidiary, PHC, acquired 3C Medical (3C), a distributor of hemodialysis products. The Kendall and 3C results of operations are included in the Companys financial statements from the respective dates of acquisition. The year ended December 31, 1994 includes sales of $75 million and $497,000 for Kendall and 3C, respectively.

     The Company acquired Charise Charles, a wholesale distributor of oncology and dialysis products on February 28, 1993, and PRN, a wholesale distributor of renal care and dialysis supplies and equipment on October 6, 1993. The Charise Charles and PRN results of operations are included in the Companys financial statements for the full year in 1994 and from the respective dates of acquisition in 1993. The year ended December 31, 1994 includes sales of approximately $107 million for Charise Charles and PRN, as compared to $70 million for the year ended December 31, 1993.

     Net sales for 1994 increased by 18% from $3,426 million in 1993 to $4,034 million, principally as a result of volume increases, although overall price changes in the industry accounted for approximately 4%. The increase reflected the aforementioned inclusion of Kendall, 3C, Charise Charles, and PRN and strength in most of the Company's operating units, especially the direct store delivery segments of Bindley Western Drug Company. Direct store delivery sales for 1994 were approximately 29% of total net sales and represented an increase of 30% over 1993.

     Gross margin of $89.0 million in 1994 increased by 17% over 1993, primarily because of the increase in net sales. Gross margin as a percent of net sales had a slight decrease from 2.22% in 1993 as compared to 2.20% in 1994. The decrease was caused primarily by competitive selling pressures. The level of pharmaceutical manufacturer price increases stabilized in 1994, resulting in approximately the same level of forward purchasing opportunities as 1993. The national debate about limiting price increases of pharmaceutical drugs due to increasing costs of healthcare has resulted in a number of pharmaceutical manufacturers limiting future price increases on certain of their product lines to the rate of inflation. If price increases were regulated on an industry-wide basis, the Company's incentive to forward purchase inventory in anticipation of price increases would likewise be limited because of the reduced potential profitability of such purchases. In response to this trend, which may continue in 1995, the Company is continuing to look for ways to lower operating expense, capitalize on its direct store delivery and alternate care marketing efforts, and increase its return on investment with existing customers.

     Other income decreased in 1994 as a result of reduced gains on the sale of marketable securities. This decrease is somewhat offset by an increase in service fee income on certain customer receivable balances.

     Selling, general and administrative expenses increased from $43.3 million in 1993 to $50.3 million in 1994. The increase in 1994 included approximately $2.0 million for Kendall and 3C. It also included an incremental increase of $1.7 million related to Charise and PRN. The remainder of the increase is primarily related to normal inflationary increases and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care business of PHC. The cost increases related to the direct store delivery and the alternate care programs include, among others, delivery expenses, warehouse supplies and warehouse labor costs, all of which are variable with the level of sales volume. Although sales and marketing expenses are also variable with the level of sales volume, they are relatively insignificant and represent less than .5% of net sales. Continuing increases in direct store delivery and alternate care sales will result in continuing increases in selling, general and administrative expenses.

     Depreciation and amortization increased from $5.7 million in 1993 to $5.8 million in 1994. The inclusion of Kendall and 3C accounted for $80,000 of the increase while $59,000 resulted from the incremental increase at Charise Charles and PRN. The remainder resulted from depreciation and amortization on new facilities and equipment offset by the writedown of assets from the 1993 restructuring described below.

     Interest expense increased from $8.1 million in 1993 to $11.2 million in 1994. The average short-term borrowings outstanding increased from $105 million in 1993 to $142 million in 1994 and the average short-term interest rate increased from 4.9% in 1993 to 5.9% in 1994. Funds received from customers in respect of working capital carrying cost are treated as a reduction of interest expense.

     The 1993 writedown of accounts receivable consisted of $1.42 million for Reliable Drug Stores, Inc. Reliable entered bankruptcy on December 9, 1992. The 1993 writeoff represented the Company's remaining exposure from the Reliable bankruptcy claim.

     On February 22, 1995, Pic 'N Save, a 32 store chain based in Jacksonville, Florida, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of filing, Pic 'N Save was indebted to the Company in an amount approximating $3.46 million. During 1994, the Companys sales to Pic 'N Save approximated $25 million. The Company is continuing to sell to Pic 'N Save on a cash basis.


     Based on the most recent analysis of Pic 'N Save's financial condition, management believes that any uncollectible amounts would not be material to the Company's financial position or cash flows.

     The restructuring charge of $5.39 million in 1993 was attributable primarily to consolidation programs for the Company's East Coast operations which will provide increased efficiency, reduced costs, and enhanced data processing based programs for all customer categories. This charge included lease commitments to third parties, writedowns of various assets to realizable values, and facilities consolidation costs. The charge was comprised of noncash asset writedowns of approximately $2.7 million, product consolidation costs of approximately $.3 million, and anticipated probable cash expenditures of $2.4 million related to payments on lease commitments, data processing and inventory conversion costs and other employee costs. The anticipated probable cash expenditures will be funded from operating revenues. The Company believes that, as of December 31, 1994, the consolidation of the East Coast operations was on schedule. In 1994, the Company expended $1.2 million of the probable cash expenditures on a basis substantially consistent with the original plan and believes that the $5.39 million charge taken at December 31, 1993 will be sufficient to complete the consolidation.

     The provision for income taxes represented 41.0% and 41.7% of earnings before taxes in 1994 and 1993, respectively. The 1993 rate included the effect of the statutory rate increase on the Company's deferred tax liabilities at the beginning of 1993. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." SFAS 109 mandates the liability method for computing deferred income taxes. The Company adopted SFAS 109 and restated deferred income taxes in 1992. The cumulative effect of the change to the liability method for computing deferred income taxes resulted in an increase to 1992 net earnings of $2,510,000.

LIQUIDITY-CAPITAL RESOURCES.

     For the year ended December 31, 1994, the Company's operations consumed $12.2 million in cash. Inventories increased during the period by $47 million. Offsetting this increase was a $6.9 million increase in accounts payable and a $6.3 million decrease in accounts receivable. The continuing emphasis on the direct store delivery and alternate care business has required an increase in both net working capital and cash.

     Capital expenditures, predominantly for upgrades to the Company's data processing equipment, were $3.6 million during the year. Proceeds from the sale of marketable securities during the period were $3.8 million.

     Net increase in borrowings under the bank credit agreement was $28.5 million during the year. At December 31, 1994 the Company had borrowed $136.5 million under the bank credit agreement and had a remaining availability of $63.5 million.

     The Company believes that its cash on hand, cash equivalents, line of credit and working capital management efforts are sufficient to meet future working capital requirements. On February 28, 1995, the Company's short-term line of credit was increased to $250,000,000.

     The Company's principal working capital needs are for inventory and accounts receivable. The Company sells inventory to its chain drug warehouse and other customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable exposure in the event any of its chain warehouse or other major customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers and, when feasible, obtains security interests in the inventory sold, there can be no assurance that the Company will not incur some collection loss on chain drug or other major customer accounts receivable in the future.

COMPARISON OF 1994 AND 1993 FOURTH QUARTERS.

     The aforementioned comments regarding Kendall and 3C should be considered when comparing the fourth quarter of 1994 with the fourth quarter of 1993. Net sales for the fourth quarter of 1994 increased by 15% from $974 million in 1993 to $1,118 million. Kendall and 3C sales in the fourth quarter of 1994 were approximately $40 million. The remainder of the increase in 1994 resulted from volume increases, although overall price changes in the industry accounted for approximately 4%. Gross margins of $24.6 million in the fourth quarter of 1994 increased by 22% over 1993, primarily because of the increase in net sales. Gross margin as a percent of net sales increased from 2.07% in the fourth quarter of 1993 compared to 2.20% in the fourth quarter of 1994. The continued growth in the Company's direct store delivery and alternate care sales offset the competitive selling pressures in the market.

     The increase in other income from $957,000 in the fourth quarter of 1993 to $1.3 million in the fourth quarter of 1994 was due principally to the recognition of gains realized on the sale of marketable securities and an increase in service fee income on certain customer receivable balances.

     Selling, general and administrative expenses increased from $11.5 million in the fourth quarter of 1993 to $13.7 million in the fourth quarter of 1994. The increase in 1994 included approximately $1.0 million related to Kendall and 3C, with the remainder of the increase related to normal inflationary increases and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care business of PHC. The cost increases related to the direct store delivery and alternate care programs include, among others, delivery expenses, warehouse supplies and warehouse labor costs, all of which are variable with the level of sales volume. Although sales and marketing expenses are also variable with the level of sales volume, they are relatively insignificant and represent less than .5% of net sales. Continuing increases in direct store delivery and alternate care sales will result in continuing increases in selling, general and administrative expenses.

     Depreciation and amortization decreased from $1.6 million in the fourth quarter of 1993 to $1.4 million in the fourth quarter of 1994. The increase due to the inclusion of Kendall and 3C and depreciation and amortization on new facilities and equipment is offset by the writedown of assets from the 1993 restructuring.

     Interest expense increased from $2.0 million in the fourth quarter of 1993 to $4.0 million in 1994. The increase resulted from a rise in the average short-term interest rate and average short-term borrowings outstanding. In the fourth quarter of 1993, the average short-term interest rate and average short-term borrowings outstanding were 4.9% and $124.5 million, respectively, as compared to 6.6% and $200 million in the fourth quarter of 1994. Funds received in 1993 and 1994 from customers in respect of working capital carrying cost are treated as a reduction of interest expense.

     The restructuring charge of $5.39 million in the fourth quarter of 1993 was attributable primarily to consolidation programs for the Company's East Coast operations which will provide increased efficiency, reduced costs, and enhanced data processing based programs for all customer categories. This charge included lease commitments to third parties, writedowns of various assets to realizable values, and facilities consolidation costs. The charge was comprised of noncash asset writedowns of approximately $2.7 million, product consolidation costs of approximately $.3 million, and anticipated probable cash expenditures of $2.4 million related to payments on lease commitments, data processing and inventory conversion costs and other employee costs. The Company believes that, as of December 31, 1994, the consolidation of the East Coast operations was on schedule.

     The provision for income taxes represented 41.0% and 56.4% of earnings before taxes in the fourth quarter of 1994 and 1993, respectively. The higher rate in 1993 was primarily attributable to the proportionally greater effect of nondeductible items on the lower 1993 fourth quarter earnings caused by the restructuring charge.

COMPARISON OF 1993 AND 1992.

     The year ended December 31, 1993 includes approximately $70 million of sales for Charise Charles and PRN and $151 million of sales for Goold (acquired March, 1992). The year ended December 31, 1992 included $113 million of sales for Goold.

     Net sales for 1993 increased by 18% from $2,912 million in 1992 to $3,426 million, principally as a result of volume increases, although overall price changes in the industry accounted for approximately 4%. The increase reflected the aforementioned inclusion of Charise Charles, PRN, and Goold and strength in most of the Company's operating units, especially the direct store delivery segments of Bindley Western Drug Company. Direct store delivery sales for 1993 were approximately 27% of total net sales and represented an increase of 31% over 1992.

     Gross margin of $76.0 million in 1993 increased by 14% over 1992, primarily because of the increase in net sales. Gross margin as a percent of net sales decreased from 2.30% in 1992 compared to 2.22% in 1993. The decrease was caused both by a reduction in the level of pharmaceutical manufacturer price increases which resulted in fewer opportunities for forward purchases and by competitive selling pressures.

     The increase in other income in 1993 was due principally to the recognition of gains realized on the sale of marketable securities. Service fee income on certain customer receivable balances also increased other income in 1993. Other income in 1992 includes a $1.9 million gain on the disposition of fixed assets and a $550,000 charge to recognize the permanent impairment of marketable securities.

     Selling, general and administrative expenses increased from $36.7 million in 1992 to $43.3 million in 1993. The increase in 1993 included approximately $2.6 million for Charise Charles and PRN. It also included an incremental increase of $1.5 million related to Goold. The remainder of the increase was primarily related to normal inflationary increases and costs to support the growing direct store delivery program of Bindley Western Drug Company. The cost increases related to the direct store delivery program include, among others, delivery expenses, warehouse supplies and warehouse labor costs, all of which are variable with the level of sales volume. Although sales and marketing expenses are also variable with the level of sales volume, they are relatively insignificant and represent less than .2% of net sales. Continuing increases in direct store delivery sales will result in continuing increases in selling, general and administrative expenses.

     Depreciation and amortization increased from $4.7 million in 1992 to $5.7 million in 1993. The inclusion of Charise Charles and PRN accounted for $44,000 of the increase while $185,000 resulted from the incremental increase at Goold. The remainder was attributable to the depreciation and amortization on new facilities and equipment.

     Interest expense decreased from $8.4 million in 1992 to $8.1 million in 1993. The average short-term borrowings outstanding increased from $90 million in 1992 to $105 million in 1993. However, this increase was offset by a decrease in the average short-term interest rate from 6.0% in 1992 to 4.9% in 1993. The Company called for redemption on April 2, 1992 all of its outstanding 8-5/8% Convertible Subordinated Debentures Due 2010. On September 24, 1992 and October 20, 1992 the Company issued $65,000,000 and $2,350,000, respectively, of 6.50%
Convertible Subordinated Debentures. Approximately $1.05 million and $1.15 million of 8-5/8 and 6.5% Debenture interest was recognized in 1992, respectively, as compared to $4.39 million of 6.5% Debenture interest in 1993. Funds received from customers in respect of working capital carrying cost are treated as a reduction of interest expense and increased in 1993.

     The 1993 writedown of accounts receivable consisted of $1.42 million for Reliable Drug Stores, Inc. The 1992 amount includes $1.7 million for Revco D.S., Inc. which emerged from bankruptcy in June 1992 and $3.0 million for Reliable. Revco's emergence from bankruptcy has had little effect on current results of operations because the Company has maintained the same level of business with reorganized Revco that it had over the recent few years. Reliable entered bankruptcy on December 9, 1992. The total writeoff of $4.42 million represents the Company's remaining exposure from the Reliable bankruptcy claim.

     The restructuring charge of $5.39 million in 1993 is attributable primarily to consolidation programs for the Company's East Coast operations which will provide increased efficiency, reduced costs, and enhanced MIS based programs for all customer categories. The charge was comprised of noncash asset writedowns of approximately $2.7 million, relocation costs of approximately $.3 million, and anticipated probable cash expenditures of $2.4 million. The anticipated probable cash expenditures will be funded from operating revenues.

     The provision for income taxes represented 41.7% and 35.0% of earnings before taxes in 1993 and 1992, respectively. The increase was primarily attributable to the 1992 release of previously provided credits, the 1993 statutory rate increase, and the effect of such rate increase on the Company's deferred tax liabilities at the beginning of 1993. In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." SFAS 109 mandates the liability method for computing deferred income taxes. The Company adopted SFAS 109 and restated deferred income taxes in 1992. The cumulative effect of the change to the liability method for computing deferred income taxes resulted in an increase to 1992 net earnings of $2,510,000.

INFLATION.

     The Company's financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of its ability to take advantage of forward purchasing opportunities, the Company believes that its gross profits generally increase as a result of manufacturers price increases in the products it distributes. Gross profits may decline if the rate of price increases by manufacturers declines.

     Generally, price increases are passed through to customers as they are received by the Company and therefore reduce the negative effect of inflation. Other non-inventory cost increases, such as payroll, supplies and services, have been partially offset during the past three years by increased volume and productivity.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial data required to be included under this Item is submitted in a separate section of this report and incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this Item concerning the Directors and nominees for Director of the Company is incorporated herein by reference to the Company's definitive Proxy Statement for its 1995 annual meeting of common shareholders, to be filed with the Commission pursuant to Regulation 14A. Information concerning the executive officers of the Company who are not also Director nominees is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION.

       The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of common shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of common shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of common shareholders which will be filed pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       The documents listed below are filed as a part of this report except as otherwise indicated:

       (a) 1. FINANCIAL STATEMENTS. The following described financial statements, required to be filed by Item 8 and incorporated therein by reference are set forth on pages 24 though 40.


       Report of Independent Accountants                            24
       Statements of Earnings for each of the three years
         in the period ended December 31, 1994                      25
       Balance Sheets as of December 31, 1994 and 1993              26
       Statements of Cash Flows for each of the three years
         in the period ended December 31, 1994                      27
       Statements of Shareholders' Equity for each of the
         three years in the period ended December 31, 1994          28
       Notes to Consolidated Financial Statements                29 to 40

       (a) 2. FINANCIAL STATEMENT SCHEDULES. No financial statement schedules are included as the information required by Rule 5-04 is not applicable, or is not material.

       (a) 3. EXHIBITS. The list of exhibits filed as part of this report is incorporated herein by reference to the index to Exhibits at Page 42.

       (b) 4. No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Bindley Western Industries, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 on page 23 present fairly, in all material respects, the financial position of Bindley Western Industries, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1992.



Price Waterhouse LLP
Indianapolis, Indiana
February 27, 1995

                      CONSOLIDATED STATEMENTS OF EARNINGS
               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

For the years ended December 31,              1994              1993              1992
(In thousands, except share data)

Revenues:
  Net sales                           $   4,034,107   $    3,426,097   $    2,911,741
  Other income                                3,317            4,363            3,578
                                      -------------   --------------   --------------
                                          4,037,424        3,430,460        2,915,319

Cost and expenses:
  Cost of products sold                   3,945,172        3,350,119        2,844,880
  Selling, general and administrative        50,279           43,322           36,707
  Depreciation and amortization               5,813            5,671            4,686
  Interest                                   11,185            8,122            8,375
  Write down of accounts receivable                            1,420            4,700
  Restructuring charge                                         5,388
                                      -------------   --------------   --------------
                                          4,012,449        3,414,042        2,899,348

Earnings before income taxes and
 cumulative effect of change in
 accounting principle                        24,975           16,418           15,971
                                      -------------   --------------   --------------


Provision for income taxes:
  Current                                    11,800            8,193            9,899
  Deferred                                   (1,560)          (1,339)          (4,309)
                                      -------------   --------------   --------------
                                             10,240            6,854            5,590

Net earnings before cumulative effect
 of change in accounting principle           14,735            9,564           10,381
Cumulative effect of change in method
 of accounting for income taxes                                                 2,510
                                      -------------   --------------   --------------
Net earnings                          $      14,735   $        9,564   $       12,891
                                      =============   ==============   ==============


Earnings per share:
  Primary:
    Net earnings before cumulative
     effect of change in accounting
     principle                        $        1.34   $         0.88   $         1.02
    Cumulative effect of change in
     method of accounting for
     income taxes                              0.00             0.00             0.25
   Net earnings                                1.34             0.88             1.27
  Fully diluted:
    Net earnings before cumulative
     effect of change in accounting
     principle                                 1.20             0.86             1.00
    Cumulative effect of change in
     method of accounting for income
     taxes                                     0.00             0.00             0.21
    Net earnings                               1.20             0.86             1.21

Average shares outstanding:
   Primary                               11,035,912       10,915,751       10,139,662
   Fully diluted                         14,539,770       14,315,902       11,871,003

         (See accompanying notes to consolidated financial statements)

                CONSOLIDATED BALANCE SHEET
    BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

December 31,                                                      1994         1993
(In thousands, except share data)

Assets
Current assets:
  Cash                                                        $ 39,840     $ 33,653
  Short-term investments                                         1,024        4,629
  Accounts receivable, less allowance for doubtful
    accounts of $2,455 for 1994 and $2,416 for 1993            318,344      313,243
  Finished goods inventory                                     374,557      310,758
  Other current assets                                           2,922        3,129
                                                              --------     --------
                                                               736,687      665,412
                                                              --------     --------
  Other assets                                                   1,430        1,604
                                                              --------     --------
  Fixed assets, at cost                                         53,983       52,347
   Less: accumulated depreciation                              (16,250)     (14,065)
                                                              --------     --------
                                                                37,733       38,282
                                                              --------     --------
  Intangibles                                                   27,597       26,906
                                                              --------     --------

    Total assets                                              $803,447     $732,204
                                                              ========     ========


Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings                                       $136,500     $108,000
  Accounts payable                                             404,813      377,730
  Deferred income taxes                                         (3,542)      (2,227)
  Other current liabilities                                      9,360        6,401
                                                              --------     --------
                                                               547,131      489,904
                                                              --------     --------
Long-term debt                                                  69,461       69,733
                                                              --------     --------
Deferred income taxes                                            6,604        6,849
                                                              --------     --------

Shareholders' equity:
  Common stock. $.01 par value-authorized
    30,000,000 shares; issued 11,179,994 and
    11,120,934 shares, respectively                              3,310        3,309
  Special shares, $.01 par value-authorized
    1,000,000 shares
  Additional paid in capital                                    82,652       81,936
  Retained earnings                                             97,439       83,623
                                                              --------     --------
                                                               183,401      168,868
                                                              --------     --------
  Less: 348,291 shares in treasury-at cost                      (3,150)      (3,150)
                                                              --------     --------
  Total shareholders' equity                                   180,251      165,718
                                                              --------     --------
 Commitments and contingencies
                                                              --------     --------
   Total liabilities and shareholders' equity                 $803,447     $732,204
                                                              ========     ========

         (See accompanying notes to consolidated financial statements)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

FOR YEARS ENDED DECEMBER 31,                                1994            1993          1992
(In thousands)
Cash flow from operating activities:
 Net income                                          $    14,735     $     9,564   $    12,891

Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
 Depreciation and amortization                             5,813           5,671         4,686
 Deferred income taxes                                    (1,560)         (1,339)       (6,819)
 Writedown of accounts receivable                                          1,420         4,700
 Loss (gain) on sale of marketable securities               (183)         (1,450)          559
 Loss (gain) on sale of fixed assets                         (57)              3        (1,935)
 Restructuring charge                                                      5,388
 Other items                                                                               (14)

Change in assets and liabilities,
 net of acquisitions:
  Accounts receivable                                      6,327         (74,308)      (27,900)
  Noncurrent account receivable                                                          2,389
  Finished goods inventory                               (46,987)        (24,535)      (73,413)
  Accounts payable                                         6,876          17,485        75,471
  Other current assets and liabilities                     2,849          (2,838)        2,581
                                                     -----------     -----------   -----------
   Net cash provided (used) by operating
   activities                                            (12,187)        (64,939)       (6,804)
                                                     -----------     -----------   -----------


Cash flow from investing activities:
  Purchase of fixed assets and other assets               (3,575)         (5,738)      (22,097)
  Proceeds from sale of fixed assets                         491           1,769         2,326
  Proceeds from sale of investment securities              3,793          12,871        22,281
  Acquisition of businesses                              (10,361)         (5,980)         (274)
                                                     -----------     -----------   -----------
   Net cash provided (used) by investing activities       (9,652)          2,922         2,236
                                                     -----------     -----------   -----------


Cash flow from financing activities:
  Proceeds from sale of stock                                717             284         1,997
  Addition (reduction) of long-term debt                    (272)            487          (738)
  Proceeds from debt issue                                                              65,565
  Proceeds under line of credit agreement              1,184,500         984,000       804,000
  Payments under line of credit agreement             (1,156,000)       (921,000)     (844,000)
  Dividends                                                 (919)           (817)         (674)
                                                     -----------     -----------   -----------
   Net cash provided (used) by financing
   activities                                             28,026          62,954        26,150
                                                     -----------     -----------   -----------

  Net increase (decrease) in cash                          6,187             937        21,582
  Cash at beginning of year                               33,653          32,716        11,134
                                                     -----------     -----------   -----------

  Cash at end of year                                $    39,840     $    33,653   $    32,716
                                                     ===========     ===========   ===========

         (See accompanying notes to consolidated financial statements)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

                                      Common Stock        Treasury Stock
                               -----------------------------------------------
                                                                               Additional
                                      Shares                 Shares               Paid in  Valuation   Retained Shareholders'
                                 Outstanding    Amount  Outstanding   Amount      Capital  Allowance   Earnings        Equity
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)
Balances at December 31, 1991     7,244,701     $3,270    373,300    $(2,879)   $24,304    $(1,184)    $62,659    $ 86,170

Net earnings                                                                                            12,891      12,891
Dividends                                                                                                 (674)       (674)
Shares issued upon exercise
  of stock options                  182,050          2                            3,721                              3,723
Shares issued upon conversion
  of debt                         3,663,083         37     66,871       (979)    52,819                             51,877
Shares issued upon acquisition
  of business                                             (91,880)       708        808                              1,516
Valuation allowance for
 marketable equity securities                                                                1,184                   1,184
                                 ----------     ------    -------    -------    -------    -------     -------    --------
Balances at December 31, 1992    11,089,834      3,309    348,291    (3,150)     81,652          0      74,876     156,687

Net earnings                                                                                             9,564       9,564
Dividends                                                                                                 (817)       (817)
Shares issued upon exercise
  of stock options                   31,100                                         284                                284
                                 ----------     ------    -------    -------    -------    -------     -------    --------
Balances at December 31, 1993    11,120,934      3.309    348,291    (3,150)     81,936          0      83,623     165,718

Net earnings                                                                                            14,735      14,735
Dividends                                                                                                 (919)       (919)
Shares issued upon exercise of
  stock options and employee
  awards                             44,060          1                              521                                522
Shares issued upon acquisition
  of business                        15,000                                         195                                195
                                 ----------     ------    -------    -------    -------    -------     -------    --------
Balances at December 31, 1994    11,179,994     $3,310    348,291    $(3,150)   $82,625    $     0     $97,439    $180,251
                                 ==========     ======    =======    =======    =======    =======     =======    ========

         (See accompanying notes to consolidated financial statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     MARKETABLE SECURITIES. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and applied the provisions on a prospective basis.

     At the adoption date, the Company classified its investments on hand as either held to maturity, available for sale, or trading. Held to maturity securities are reported at amortized cost while available for sale and trading securities are reported at fair value. The cost of marketable securities sold is determined on the specific identification method.

     Prior to 1994, marketable equity securities are stated at the lower of cost or market. Other marketable securities are stated at amortized cost, which does not exceed market value. The cost of marketable securities sold is determined on the specific identification method.

     INVENTORIES. Inventories are stated on the basis of lower of cost or market using the first-in, first-out (FIFO) method.

     FIXED ASSETS. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. The capitalized lease is being amortized over the lease period of ten years. Assets, valued at cost, are being depreciated generally over their estimated useful lives as follows:


                                         Estimated useful life (years)
Building and furnishings                              5-35
Leasehold improvements                                3-20
Transportation and other equipment                    3-20

     DEBT ISSUE COSTS. Debt issue costs are amortized on a straight-line basis over the life of the Debentures.

     INTANGIBLES. Intangibles, including goodwill, generated from the acquired companies are amortized on the straight-line method over periods of 11 to 40 years.

     EARNINGS PER SHARE. Primary earnings per share are computed based on the average number of shares of common stock and equivalents outstanding during the year. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Fully diluted earnings per share are computed based on the average number of shares of common stock assumed to be outstanding during the year, as if the Convertible Subordinated Debentures had been converted into common stock and after giving effect to the elimination of interest expense, net of tax benefit, applicable to the Debentures.

     INCOME TAXES. Effective January 1, 1992, the Company elected early adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) and applied the provisions on a prospective basis.

     The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company's assets and liabilities.

     The 1992 adoption of SFAS 109 resulted in an after-tax increase to net earnings of $2,510,000. This amount is reflected in 1992 net income as the effect of a change in accounting principle.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash, accounts receivable, short-term borrowings, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments. The fair market values of marketable securities and long term debt were determined based on market quoted rates and are disclosed in Notes 3 and 6, respectively.

NOTE 2 - SHORT-TERM BORROWINGS

     The Company's short-term line of credit was $200,000,000 as of December 31, 1994. On February 28, 1995, the short-term line of credit was increased to $250,000,000. The line was available, as necessary, for general corporate purposes at rates based upon prevailing money market rates. $136,500,000 was borrowed under the short-term line of credit at a rate of 6.9% at December 31, 1994. $108,000,000 was borrowed under the short-term line of credit at a rate of 4.9% at December 31, 1993. $45,000,000 was borrowed under the short-term line of credit at a rate of 5.7% at December 31, 1992.

     No compensating balance is required on the line. Certain conditions relating to the maintenance of working capital, net worth, and corporate existence have been imposed by the lenders.

     A summary of 1994, 1993, and 1992 borrowings follows:


                  Maximum short-term   Average       Average
Year                  borrowings      borrowings  interest rate
---------------------------------------------------------------

(in thousands)
1994                   $240,000        $142,275        5.9%
1993                   $149,500        $104,842        4.9%
1992                   $143,000        $ 90,063        6.0%


NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT INCOME

     At December 31, 1994, all securities owned by the Company were categorized as either available for sale or trading. Securities classified as available for sale were debt securities with a maturity of five to ten years and a fair market value of $1,047,000, which approximated amortized cost. During 1994 the proceeds on sales of securities classified as available for sale were $2,524,000, which approximated the amortized cost of securities sold.

     Marketable securities at December 31, 1993 were comprised of the following holdings:


                              1993
                        ---------------
         DECEMBER 31,   COST     MARKET
---------------------------------------
(in thousands)
CURRENT:
Common stock            $  122   $   67
Corporate debt           3,369    3,549
Other                    1,138    1,138
                        ---------------
                        $4,629   $4,754
                        ===============


     The components of other income were as follows:


December 31,                                 1994     1993     1992
-------------------------------------------------------------------
(in thousands)
Interest income                            $3,076   $2,832   $1,788
Dividends                                       1       54      394
Realized gains
  and losses, net                             240    1,477    1,396
                                        ---------------------------
                                           $3,317   $4,363   $3,578
                                        ===========================

NOTE 4 - FIXED ASSETS


DECEMBER 31,                     1994       1993
------------------------------------------------
(in thousands)
Land                         $  2,833   $  2,883
Buildings and furnishings      18,361     18,750
Capitalized lease               1,390      1,380
Leasehold improvements          3,071      3,220
Transportation and
   other equipment             28,328     26,114
                           ---------------------
                               53,983     52,347
Less: Accumulated
   depreciation               (16,250)   (14,065)
                           ---------------------
                             $ 37,733   $ 38,282
                           =====================

NOTE 5 - INCOME TAXES

     The provision for income taxes includes state income taxes of $1,850,000, $1,225,000, and $1,051,000 in 1994, 1993, and 1992, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:


YEAR ENDED DECEMBER 31,                   1994     1993       1992
-------------------------------------------------------------------
Percentage of earnings before taxes:
U.S. federal statutory rate               35.0%     35.0 %    34.0 %
State and local taxes on income, net of
   federal income tax benefit              4.8%      4.8 %     4.3 %
Dividend received deduction                         (0.1)%    (0.6)%
Release of previously provided credits                        (3.9)%
Other                                      1.2%      2.0 %     1.2 %
                                        ---------------------------
Effective rate                            41.0%     41.7 %    35.0 %
                                        ===========================

     Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1994 and 1993:


Deferred tax assets:                        1994      1993
                                          --------  --------
  Current:
     Accounts receivable                   $ 3,846   $ 2,487
     Inventories                               888       530
     Restructuring costs                       473       944
     Other, net                                731       662
                                        --------------------
Subtotal                                     5,938     4,623

  Long-term:
     Acquired net operating loss               596       653
      benefits
     Customer lists                            403       528
     Other, net                                669       986
                                        --------------------
Subtotal                                     1,668     2,167
                                        --------------------

Total deferred tax assets                  $ 7,606   $ 6,790
                                        ====================

Deferred tax liabilities:
 Current:
   Change in tax method for inventories    $ 2,396   $ 2,396
                                        --------------------
Subtotal                                     2,396     2,396

Long-term:
  Fixed assets                               3,001     1,418
  Change in tax method for inventories       4,793     7,189
  Other, net                                   478       409
                                        --------------------
Subtotal                                     8,272     9,016
                                        --------------------

Total deferred tax liabilities             $10,668   $11,412
                                        ====================

     During 1992, the Company adopted the FIFO method of valuing inventories for tax purposes. Prior to 1992, the Company used the LIFO method of valuing inventories for tax purposes. The transition rules allow for the Company to implement this change in accounting for tax purposes on a pro-rata basis over the years 1992 through 1997.

     In connection with the acquisition of Goold, the Company acquired federal net operating loss carryforwards of $2,318,468. Due to certain tax law limitations, annual utilization of the carryforward is limited to $162,945. The remaining tax loss carryforward at December 31, 1994 is $1,867,133. The carryover period expires in 2006.

NOTE 6 - LONG-TERM DEBT

     The primary component of long-term debt at December 31, 1994 is $67,350,000 of Convertible Subordinated Debentures. The remaining $2,111,000 is comprised of non-voting (mandatorily redeemable) preferred stock, mortgage obligations, and capitalized leases.

     On April, 2, 1992, the Company redeemed all of its outstanding 8 5/8% Convertible Subordinated Debentures Due 2010 at a redemption price of $1,034.50 per $1,000 principal amount of Debentures plus accrued interest. The redemption reduced the Company's long-term debt by $53,139,000 and increased by 3.6 million the number of issued shares of the Company's common stock.

     On September 24, 1992 and October 20, 1992, the Company concluded a public offering of $65,000,000 and $2,350,000, respectively, of Convertible Subordinated Debentures, Due 2002, for approximately $65,565,000, net of underwriting and other costs. The 6.50% Debentures are convertible at any time prior to maturity into the Company's common stock at $19.825 per share. The Company may redeem the Debentures at a decreasing premium after October 1, 1996.

     The market value of the 6.50% Debentures, based upon the publicly quoted rate, was $64,487,625 and $64,319,250 as of December 31, 1994 and December 31, 1993, respectively.

NOTE 7 - PROFIT SHARING PLAN

     The Company's qualified profit sharing plan, as amended, covers all employees who have both completed one year of service with the Company or its subsidiaries and who have reached the age of 21. An employee's right to his or her profit sharing account vests 20% per year after three years of service with the final 20% vesting after the seventh year. Full vesting may occur earlier in the event that the employee attains the age of 65, retires at age 65 or older, dies, or is totally disabled.

     The Company's annual contribution to the profit sharing plan is the lesser of 8% of the total compensation paid to the plan participants for the year or 10% of the Company's consolidated net income before taxes. Effective January 1, 1988, employees may elect to make salary redirection contributions to the plan in accordance with Section 401(k) of the Internal Revenue Code. These contributions and the earnings on them are fully vested at all times.

     Effective January 1, 1994, the Company adopted a new plan document, the terms and conditions of which are essentially the same as the prior plan document, except in the following respects: (a) the Company's contribution is discretionary instead of mandatory; (b) participants' forfeitures are used to reduce the Company's contribution instead of being allocated prorata among the remaining participants; and (c) the type and number of investment alternatives available for participants. Generally, the new plan is considered an improvement in terms of administration, cost, and participant access.

     The Company's contributions to the plan for the years ended December 31, 1994, 1993, and 1992 were $933,600, $961,798, and $751,642, respectively.

NOTE 8 - CAPITAL STOCK

     The Company's capitalization presently consists of 30,000,000 authorized shares of Common Stock and 1,000,000 authorized shares of Special Stock. Both the Common Stock and Special Stock have a $.01 par value per share.

     Prior to May 20, 1993, the Company had a 1983 Incentive Stock Option Plan, a 1983 Nonqualified Option Plan, and a 1987 Stock Option and Incentive Plan. The number of shares available for issuance pursuant to such plans aggregated 2,500,000 shares. Incentive stock options, granted at a minimum of 100% of fair market value, and nonqualified stock options, granted at a minimum of 85% of fair market value, both exercisable for up to 10 years from the date of grant, were authorized under such plans.

     On May 20, 1993, the Company's shareholders approved the 1993 Stock Option and Incentive Plan authorizing 1,000,000 shares of the Company's common stock for sale or award to officers and key employees (including any such officer or employee who hold at least 10% of the Company's common stock) as stock options or restricted stock. No further awards will be made from the shares of common stock that remained available for grants under prior stock option plans.

     On May 19, 1994, the Company's shareholders approved amendments to the Company's 1983 Incentive Stock Option Plan, the 1983 Nonqualified Stock Option Plan, the 1987 Stock Option and Incentive Plan, and the 1993 Stock Option and Incentive Plan to permit the Company's Compensation and Stock Option Committee of the Board of Directors ("Committee") to allow participants under these plans, including the holders of outstanding options, to exercise an option during its term following cessation of employment by reason of death, disability, or retirement. Such amendments also permitted the Committee, in its sole discretion, to change the exercise and termination terms of options granted if such changes are otherwise consistent with applicable federal and state laws. In addition, the 1993 plan was amended to (i) increase from 1,000,000 to 1,500,000 the number of shares authorized for issuance pursuant to awards made under the 1993 plan; (ii) limit to 100,000 shares the number of shares that any one participant may receive under the 1993 plan during any calendar year; and (iii) provide that the Board of Directors may amend the 1993 plan in any respect without shareholder approval, unless such approval is required to comply with Rule 16b-3 under the Securities Exchange Act of 1934 or Section 422 of the Internal Revenue Code of 1986.

Changes in stock options under all plans are shown below:


                            NUMBER OF SHARES  OPTION PRICE PER SHARE

Options outstanding
  at December 31, 1991          1,082,754       $ 5.42  to  $17.00
Forfeited during 1992             (4,200)       $11.63  to  $17.00
Granted during 1992              510,850        $12.88  to  $15.25
Exercised during 1992           (182,050)       $ 5.42  to  $14.13
                                --------

Options outstanding
  at December 31, 1992         1,407,354        $ 5.42  to  $17.00
Forfeited during 1993            (27,050)       $12.88  to  $17.00
Granted during 1993              667,000        $11.00  to  $12.65
Exercised during 1993            (31,100)       $ 5.84  to  $11.63
                               ---------

Options outstanding
  at December 31, 1993         2,016,204        $ 5.42  to  $17.00
Forfeited during 1994            (51,200)       $ 6.38  to  $17.00
Granted during 1994              708,417        $11.50  to  $14.58
Exercised during 1994            (43,950)       $ 6.38  to  $13.38
                               ---------

Options outstanding
  at December 31, 1994         2,629,471        $ 5.42  to  $17.00
                               =========

Exercisable
  at December 31, 1994         1,921,054
                               =========

Available for Grant
  at December 31, 1994           166,083
                               =========

     In certain cases, the exercise of stock options results in state and federal income tax deductions to the Company on the difference between the market price at the date of exercise and the option price. The tax benefits obtained from these deductions are included in additional paid in capital.

NOTE 9 - COMMITMENTS

     The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2000, with options to renew for various periods. Minimum commitments under leases aggregate $4,647,323 through 1999.

     The Company leases its corporate office from a partnership controlled by the Company's principal shareholder. The lease, which expires June 30, 1998, has a minimum annual rental of $111,000. The lease has been capitalized at an implicit interest rate of 10.5%.

     The consolidated rent expense for the years ended December 31, 1994, 1993, and 1992 was $1,500,082, $1,477,000, and $1,365,000, respectively, of which approximately $45,000 in 1994 and $38,000 in 1993 and 1992 pertained to leases with terms of one year or less.

NOTE 10 -  MAJOR CUSTOMERS

     The Company is one of the largest drug wholesalers in the United States, specializing in the distribution of ethical pharmaceuticals (prescription drugs). Its principal customers are chain drug companies that operate their own warehouses. Other customers include independent drug stores, chain drug stores, hospitals, clinics, and other health care providers. The Company services customers in 50 states, Puerto Rico, Mexico, and Central and South America from its 14 distribution centers located in Altamonte Springs, Florida; Austell, Georgia; Brockton, Massachusetts; Charlotte, North Carolina; Dallas, Texas; Houston, Texas; Indianapolis, Indiana; Middletown, Pennsylvania; Orange, Connecticut; Orlando, Florida; Portland, Maine; San Dimas, California; Santa Ana, California; and Shelby, North Carolina.

     Sales were made to two customers in 1994, 1993, and 1992 in amounts exceeding 10% of revenues. Revenues from these customers aggregated 33%, 36%, and 38% of revenues in 1994, 1993, and 1992, respectively.

     Revco D.S., Inc., one of the Company's largest warehouse customers, filed for reorganization under the U.S. Bankruptcy Code in 1988. In 1992, the Bankruptcy Court confirmed Revco's plan of reorganization, which offered the Company $5.2 million of cash or 700,088 shares of common stock issued by reorganized Revco. The Company elected to take the 700,088 shares of Revco common stock. Issuance of this common stock took place at the time the plan became effective in June 1992. The Company recognized in the quarter ended June 30, 1992 a $1,700,000 writedown of its Revco receivable to account for the newly issued Revco common stock at its fair market value. During 1993, the Company sold all the Revco common stock it received under the plan of reorganization.

     In December 1992, Reliable Drug Stores, Inc., a 260 store chain based in Indianapolis, filed a petition for reorganization under the federal Bankruptcy Code.

     Reliable accounted for about 3% of the Company's sales in 1992. As of the filing date, Reliable owed the Company approximately $5.0 million. Of this amount, the Company estimated that approximately $1.1 million was subject to a reclamation claim under the Uniform Commercial Code and federal Bankruptcy Code that could result in full recovery of that amount prior to or immediately after a confirmed plan of reorganization.

     Based on management's analysis of Reliable's bankruptcy proceeding, the Company recorded a write-off of $3.0 million in the fourth quarter of 1992 and an additional $1.42 million in September 1993. These figures represented the Company's remaining exposure from the Reliable bankruptcy claim.

     On February 22, 1995, Pic 'N Save, a 32 store chain based in Jacksonville, Florida, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of filing, Pic 'N Save was indebted to the Company in an amount approximating $3.46 million. During 1994, the Company's sales to Pic 'N Save approximated $25 million. The Company is continuing to sell to Pic 'N Save on a cash basis.

     Based on the most recent analysis of Pic 'N Save's financial condition, management believes that any uncollectible amounts would not be material to the Company's financial position or cash flows.

NOTE 11 - STATEMENT OF CASH FLOWS

     During 1988 the Company renewed the lease for its Indianapolis headquarters incurring a capital lease obligation of $686,000.

     Cash paid for interest expense and income taxes was as follows:


DECEMBER 31,        1994      1993     1992
(in thousands)
Interest           $13,679   $10,074   $6,172
Income taxes       $ 8,003   $12,677   $6,928

       Presented below is a brief discussion of recent acquisitions by the Company. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis over 40 years.

       On March 25, 1992, the Company acquired J.E. Goold & Co. (Goold), a wholesale pharmaceutical distributor based in Portland, Maine. The Company exchanged 91,880 shares of its common stock (market value $1,516,000) and 1,050 shares of newly issued non-voting preferred stock (mandatory redemption value of $1,050,000) for all the outstanding capital stock of Goold. This non-voting preferred stock is included in long-term debt in the December 31, 1993 consolidated balance sheet.

       The acquisition was accounted for as a purchase and, accordingly, the 1992 financial statements include Goold's results of operations from the date of acquisition. The consideration exchanged by the Company plus the excess of liabilities assumed over the fair market value of the tangible assets resulted in $9,524,000 of intangible assets.

       On February 28, 1993 and October 6, 1993, the Company acquired Charise Charles Ltd., Inc., a wholesale oncology and dialysis products distributor based in Altamonte Springs, Florida and PRN Medical, Inc., a wholesale distributor of renal and dialysis supplies and equipment based in Orlando, Florida, respectively.

       These acquisitions were accounted for as purchases and, accordingly, the 1993 financial statements include the results of operations for Charise Charles and PRN from the date of acquisition. The consideration exchanged by the Company for Charise Charles and PRN of approximately $9 million exceeded the fair market value of the net assets acquired and resulted in approximately $5 million of intangible assets.

     Effective July 1, 1994 and October 31, 1994, the Company purchased Kendall Drug Co. (Kendall), a wholesale pharmaceutical distributor based in Shelby, North Carolina and 3C Medical, Inc. (3C), a distributor of hemodialysis products based in Santa Ana, California, respectively.

     These acquisitions were accounted for as purchases and, accordingly, the 1994 financial statements include the results of operations of Kendall and 3C from the date of acquisition. The Company expended approximately $8.1 million for the acquisition of Kendall which approximated the fair value of the net assets acquired. Additional costs of the acquisition resulted in approximately $350,000 of intangible assets. The Company exchanged 15,000 shares of its common stock (market value $195,000) and approximately $1.2 million for 3C which exceeded the fair value of the net assets acquired and resulted in approximately $1.12 million of intangible assets.

NOTE 12 - RESTATEMENT OF 1990 AND PRIOR FINANCIAL STATEMENTS

     In the third quarter of 1991, the Company changed its method of determining cost for ethical pharmaceutical inventories to the first-in, first-out (FIFO) method from the last-in, first-out (LIFO) method. The Company filed a Form 8-K with the Securities and Exchange Commission on February 27, 1992 restating the 1990 and prior financial statements. Accordingly, the restatement of the 1990 and prior financial statements is not repeated in these 1994 financial statements.

NOTE 13 - LEGAL PROCEEDINGS

     The Company is a defendant in a consolidated class action complaint filed in the United States District Court for the Northern District of Illinois which names the Company, five other pharmaceutical wholesalers, and 26 pharmaceutical manufacturers as defendants. Plaintiffs allege that chargeback agreements between pharmaceutical manufacturers and wholesalers are the result of price-fixing agreements in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest, and attorneys fees. On November 15, 1994, plaintiffs motion for class certification was granted, and the certified class consists of all persons or entities who purchased from the manufacturer or wholesaler defendants from October 15, 1989 to the present, with the exception of other manufacturers, other wholesalers, governmental entities, mail order pharmacies, HMOs, hospitals, clinics, and nursing homes. Discovery in the case is proceeding, and trial of the matter is currently set for February 5, 1996. On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that:
(a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of Bindley Western is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, Bindley Western has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Companys initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court litigation as well as cases which have been filed in various state courts.

     On March 17, 1995, the Company was served a complaint that was filed in the United States District Court for the Eastern District of Arkansas by 148 independent pharmacies. The complaint names the manufacturer and wholesaler defendants in the consolidated action plus a number of regional wholesalers which sell pharmaceutical drugs in Arkansas. No responsive pleadings have been filed at this time. If the case goes forward, there is a reasonable likelihood that it will be consolidated with the other cases already pending in the Northern District of Illinois.

     After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Companys financial condition.

NOTE 14 - RESTRUCTURING

     In 1993, the Company provided for a restructuring charge of $5.39 million associated with the consolidation of distribution, accounting, and data processing functions for its East Coast operations. This charge included lease commitments to third parties, writedowns of various assets to realizable values, and facilities consolidation costs. The charge was comprised of noncash asset writedowns of approximately $2.7 million, product consolidation costs of approximately $.3 million, and anticipated probable cash expenditures of $2.4 million related to payments on lease commitments, data processing and inventory conversion costs and other employee costs. The anticipated probable cash expenditures will be funded from operating revenues. The Company believes that, as of December 31, 1994, the consolidation of the East Coast operations was on schedule. In 1994, the Company expended $1.2 million of the probable cash expenditures on a basis substantially consistent with the original plan and believes that the $5.39 million charge taken at December 31, 1993 will be sufficient to complete the consolidation.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BINDLEY WESTERN INDUSTRIES, INC.


                                    By /s/ William E. Bindley
                                       ----------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                      DATE
/s/ William E. Bindley       Chairman of the Board and     March 24, 1995
---------------------------  President (Principal
William E. Bindley           Executive Officer); Director


/s/ William F. Bindley, II   Director                      March 24, 1995
---------------------------
William F. Bindley, II

/s/ Keith W. Burks           Executive Vice                March 24, 1995
---------------------------  President; Director
Keith W. Burks

/s/ Seth B. Harris           Director                      March 24, 1995
---------------------------
Seth B. Harris

/s/ Robert L. Koch, II       Director                      March 24, 1995
---------------------------
Robert L. Koch, II

/s/ Michael D. McCormick     Executive Vice President,     March 24, 1995
---------------------------  General Counsel and
Michael D. McCormick         Secretary; Director


/s/ J. Timothy McGinley      Director                      March 24, 1995
---------------------------
J. Timothy McGinley

/s/ James K. Risk, III       Director                      March 24. 1995
---------------------------
James K. Risk, III

/s/ Thomas J. Salentine      Executive Vice President      March 24, 1995
---------------------------  and Chief Financial Officer
Thomas J. Salentine          (Principal Accounting and
                             Financial Officer); Director


/s/ K. Clay Smith            Director                      March 24, 1995
---------------------------
K. Clay Smith

                               INDEX TO EXHIBITS

                                                       Page No.
  Exhibit                                                This
    No.                       Description               Filing
__________        __________________________________   _______

 3-A         /1/  (i) Amended and Restated Articles
                  of Incorporation of Registrant.....

             /2/  (ii)Amendment to Restated Articles
                  of Incorporation increasing number
                  of authorized shares...............

             /3/  (iii)Amendment to Restated
                  Articles of Incorporation
                  establishing terms of Class A
                  Preferred Stock....................

 3-B         /4/  (i) Restated By-Laws of
                  Registrant, as Amended.............

            /14/  (ii)Amendment to Restated By-Laws
                  increasing to 10 the number of
                  Directors of Registrant............

 4-A         /5/  Trust Indenture dated as of
                  September 15, 1992 between
                  Registrant and Bank One,
                  Indianapolis, NA...................

 4-B         /6/  (i)Amended and Restated Credit
                  Agreement dated as of December 31,
                  1991 among Registrant and Bank
                  One, Indianapolis, NA, NCNB Texas
                  National Bank, The Chicago-Tokyo
                  Bank, Mellon Bank, N.A.,
                  Ameritrust National Bank, Central
                  Indiana, Bank One, Milwaukee, NA,
                  The Boatmen's National Bank of St.
                  Louis, and Bank One, Indianapolis,
                  NA, as agent.......................

             /7/  (ii)First Amendment to Amended and
                  Restated Credit Agreement dated as
                  of March 25, 1991 among Registrant
                  and Bank One, Indianapolis, NA,
                  NCNB Texas National Bank, The
                  Chicago-Tokyo Bank, Mellon Bank
                  N.A., Ameritrust National Bank,
                  Central Indiana, Bank One,
                  Milwaukee, NA, The Boatmen's
                  National Bank of St. Louis, and
                  Bank One, Indianapolis, NA, as
                  agent..............................


                                                       Page No.
  Exhibit                                                This
    No.                      Description                Filing
__________       ___________________________________   _______
            /8/  (iii)Second Amendment to Amended
                 and Restated Credit Agreement dated
                 as of June 30, 1992 among
                 Registrant and Bank One,
                 Indianapolis, NA, Nationsbank, The
                 Chicago-Tokyo Bank, Mellon Bank,
                 N.A., Ameritrust National Bank,
                 Central Indiana, Bank One,
                 Milwaukee, NA, The Boatmen's
                 National Bank of St. Louis, and
                 Bank One, Indianapolis, NA, as agent

            /9/  (iv)Third Amendment to Amended and
                 Restated Credit Agreement dated as
                 of December 31, 1992 among
                 Registrant and Bank One,
                 Indianapolis, NA, Nationsbank, The
                 Chicago-Tokyo Bank, Mellon Bank,
                 N.A., Society National Bank of
                 Indiana, Central Indiana, Bank One,
                 Milwaukee, NA, The Boatmen's
                 National Bank of St. Louis, and
                 Bank One, Indianapolis, NA, as agent

                 (v)Fourth Amendment to Amended and
                 Restated Credit Agreement dated as
                 of September 27, 1993 among
                 Registrant and Bank One,
                 Indianapolis, NA, Nationsbank, The
                 Chicago-Tokyo Bank, Mellon Bank,
                 N.A., Society National Bank of
                 Indiana, Central Indiana, Bank One,
                 Milwaukee, NA, The Boatmen's
                 National Bank of St. Louis, and
                 Bank One, Indianapolis, NA, as
                 agent (this exhibit has not been
                 included with this filing but will
                 be provided upon written request to
                 the Registrant's Chief Financial
                 Officer)............................

                 (vi)Fifth Amendment to Amended and
                 Restated Credit Agreement dated as
                 of December 31, 1993 among
                 Registrant and Bank One,
                 Indianapolis NA, Nationsbank, The
                 Chicago-Tokyo Bank, Mellon Bank,
                 N.A., Society National Bank of
                 Indiana, Central Indiana, Bank One,
                 Milwaukee, NA, The Boatmen's
                 National Bank of St. Louis, and
                 Bank One, Indianapolis, NA, as
                 agent (this exhibit has not been
                 included with this filing but will
                 be provided upon written request to
                 the Registrant's Chief Financial
                 Officer)............................


                                                       Page No.
  Exhibit                                                This
    No.                       Description               Filing
__________        __________________________________   _______
                  (vii)Sixth Amendment to Amended
                  and Restated Credit Agreement
                  dated as of February 28, 1994
                  among Registrant and Bank One,
                  Indianapolis, NA, Nationsbank of
                  Texas, N.A., The Chicago-Tokyo
                  Bank, Mellon Bank, N.A., Society
                  National Bank of Indiana, Bank
                  One, Milwaukee, NA, The Boatmen's
                  National Bank of St. Louis, The
                  First National Bank of Chicago,
                  Sun Bank, N.A., and Bank One,
                  Indianapolis, NA, as agent (this
                  exhibit has not been included with
                  this filing but will be provided
                  upon written request to the
                  Registrant's Chief Financial
                  Officer)...........................

                  (viii) Credit Agreement by and
                  among Registrant and Bank One,
                  Indianapolis, NA, Bank One,
                  Milwaukee, NA, and Bank One,
                  Indianapolis, NA, as agent (this
                  Exhibit has not been included with
                  this filing but will be provided
                  upon written request to the
                  Registrant's Chief Financial
                  Officer)...........................

                  (ix) Seventh Amendment to Amended
                  and Restated Credit Agreement
                  among Registrant and Bank One,
                  Indianapolis, NA, Nationsbank of
                  Texas, N.A., The Chicago-Tokyo
                  Bank, Society National Bank of
                  Indiana, Bank One, Milwaukee, NA,
                  The Boatmen's National Bank of St.
                  Louis, The First National Bank of
                  Chicago, Sun Bank, N.A.,  The
                  Industrial Bank of Japan, Limited,
                  and Bank One, Indianapolis, NA, as
                  agent  (This exhibit has not been
                  included in this filing but will
                  be provided upon written request
                  to the Registrant's Chief
                  Financial Officer).................

10-A*       /14/  (I)1993 Restatement of the Profit
                  Sharing Plan and related Trust of
                  Registrant, as amended to date.....

            /10/  (iii)Employee Benefit Trust
                  Agreement of Registrant dated
                  November 30, 1990..................

            /10/  (iv)Deferred Compensation
                  Agreement dated December 31, 1990
                  between Registrant and William E.
                  Bindley............................

             /9/  (v)Split Dollar Insurance
                  Agreement dated December 11, 1992
                  between Registrant and William F.
                  Bindley, II and K. Clay Smith as
                  trustees of the William E. Bindley
                  Irrevocable Trust..................


                                                       Page No.
  Exhibit                                                This
    No.                       Description               Filing
__________        __________________________________   _______
             /9/  (vi)The William E. Bindley Trust
                  Agreement dated December 11, 1992
                  between William E. Bindley,
                  grantor, and William F. Bindley,
                  II and K. Clay Smith, trustees.....

                  (vii)Amendment to Deferred
                  Compensation Agreement between
                  Bindley Western Industries, Inc.
                  and William E. Bindley.............   48


10-B*       /11/  (i)Nonqualified Stock Option Plan
                  of Registrant......................

            /14/  (ii)Amendment to the Nonqualified
                  Stock Option Plan of Registrant....

10-C*       /11/  (i)Incentive Stock Option Plan of
                  Registrant.........................

            /14/  (ii)Amendment to the Incentive
                  Stock Option Plan of Registrant....

10-D*       /12/  (i)1987 Stock Option and Incentive
                  Plan of Registrant.................

            /13/  (ii)Amendment to 1987 Stock Option
                  and Incentive Plan.................

            /13/  (iii)Outside Directors Stock
                  Option Plan........................

            /14/  (iv)Amendment to the 1987 Stock
                  Option and Incentive Plan of
                  Registrant.........................

10-E*        /9/  (i)1993 Stock Option and Incentive
                  Plan of Registrant.................

            /14/  (ii)Amendment to the 1993 Stock
                  Option and Incentive Plan of
                  Registrant.........................

10-F        /11/  (i)Addendum to Lease Agreement
                  dated September 30, 1982 between
                  Western Properties and Bindley
                  Western Drug Company, Inc..........

            /11/  (ii)Lease Agreement dated June 30,
                  1978 among Western Properties,
                  Bindley Western Industries, Inc.
                  and Bindley Western Drug Company,
                  Inc................................

10-I         /9/  Collective Bargaining Agreement
                  dated October 21, 1992 between
                  J.E. Goold & Co. and Truck
                  Drivers, Warehousemen and Helpers
                  Union Local No. 340................

                                                        Page No.
Exhibit                                                   This
  No.                          Description               Filing
________           __________________________________   _______
10-J*         /9/  Form of Termination Benefits
                   Agreement, dated as of December
                   31, 1992, between Registrant and
                   each of William E. Bindley,
                   Michael D. McCormick, Thomas J.
                   Salentine, George E. Maloof and
                   Keith W. Burks.....................

10-U         /14/  Assistance Agreement dated August
                   11, 1993 between the State of
                   Connecticut and Registrant.........

10-X*        /14/  Consulting Agreement, dated
                   January 20, 1994, between George
                   E. Maloof and Registrant...........

10-Y         /14/  Collective Bargaining Agreement
                   dated October 21, 1993 between
                   J.E. Goold & Co. and Truck
                   Drivers, Warehousemen and Helpers
                   Union Local No. 340................

10-Z*        /14/  (i)401(k) Profit Sharing Plan
                   (Nonstandardized) Adoption
                   Agreement of Registrant, effective
                   January 1,1994.....................

                   (ii)Amendment to page 4 of the
                   401(k) Profit Sharing Plan
                   (Nonstandardized) Adoption
                   Agreement of Registrant, effective
                   January 1, 1994....................   50

10-AA*             (i)Form of Profit Sharing Excess
                   Plan and related Trust between
                   Registrant and each of William E.
                   Bindley, Keith W. Burks, Michael
                   D. McCormick, and Thomas J.
                   Salentine..........................   51

                   (ii)Form of 401(k) Excess Plan and
                   Related Trust between Registrant
                   and each of William E. Bindley,
                   Keith W. Burks, Michael D.
                   McCormick, and Thomas J. Salentine.   76

22                 List of subsidiaries of Registrant.  101

24                 Written Consent of Price Waterhouse  102

27                 Financial Data Schedule............  103

_______________

*The indicated exhibit is a management contract, compensating plan, or arrangement required to be filed by Item 601 of Regulation S-K.

 /1/ The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form
       10-Q for the quarter ended June 30, 1987 is incorporated by reference.

 /2/ The copy of this exhibit filed as Exhibit 4(a)(ii) to the Company's Registration Statement on Form
       S-3 (Registration No. 33-45965) is incorporated by reference.

 /3/ The copy of this exhibit filed as exhibit number 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated by reference.

 /4/ The copy of this exhibit filed as Exhibit 4-B to the Company's Registration Statement on Form S-3
       (Registration No. 33-45965) is incorporated by reference.

 /5/ The copy of this exhibit filed as Exhibit 4-D to the Company's Registration Statement on Form S-3
       (Registration No. 33-50982) is incorporated by reference.

 /6/ The copy of this exhibit filed as Exhibit 4-C to the Company's Registration Statement on Form S-3
       (Registration No. 33-45965) is incorporated by reference.

 /7/ The copy of this exhibit filed as Exhibit 4-C(ii) to the Company's Registration Statement on Form
       S-3 (Registration No. 33-50982) is incorporated by reference.

 /8/ The copy of this exhibit filed as exhibit number 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated by reference.

 /9/ The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated by reference.

/10/ The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated by reference.

/11/ The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 2-84862) is incorporated by reference.

/12/ The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated by reference.

/13/ The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated by reference.

/14/ The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated by reference.