Form 10-Q
period 1995-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 1995-05-15
CIK 722808

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


(Mark One)
  [X]  Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

  For the quarterly period ended    March 31, 1995

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


Yes      x          No _________



The number of shares of Common Stock outstanding as of March 31, 1995 was 10,872,703.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
              (000's omitted except share data)
                         (unaudited)

                                                                       Three-month period ended
                                                                             March 31,
                                                              1995                                          1994

Revenues:
  Net sales                                          $   1,113,717                                   $   916,839
  Other income                                                 534                                           652
                                                         1,114,251                                       917,491
Cost and expenses:
  Cost of products sold                                  1,086,709                                       896,020
  Selling, general and administrative                       15,672                                        11,534
  Depreciation and amortization                              1,572                                         1,405
  Interest                                                   3,186                                         2,396
                                                         1,107,139                                       911,355

Earnings before income taxes                                 7,112                                         6,136

Provision for income taxes:
  Current                                                    3,516                                         3,116
  Deferred                                                    (600)                                         (600)
                                                             2,916                                         2,516

Net earnings                                         $       4,196                                   $     3,620



Earnings per share:
  Primary                                            $        0.37                                   $      0.33
  Fully diluted                                      $        0.33                                   $      0.30

Average shares outstanding:
  Primary                                               11,357,767                                    11,056,603
  Fully diluted                                         14,886,240                                    14,453,828

(See accompanying notes to consolidated financial statements)

      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
              (000's omitted except share data)
                         (unaudited)

                                                             March 31,           December 31,
                                                                  1995                   1994
ASSETS
Current assets:
 Cash                                                      $    41,946    $            39,840
 Short-term investments                                            696                  1,024
 Accounts receivable, less allowance for doubtful
  accounts of $2,394 for 1995 and $2,455 for 1994              310,845                318,344
 Finished goods inventory                                      270,801                374,557
 Other current assets                                            9,057                  2,922
                                                               633,345                736,687
Other assets                                                     1,482                  1,430
Fixed assets, at cost                                           55,886                 53,983
 Less: accumulated depreciation                                (17,550)               (16,250)
                                                                38,336                 37,733
Intangibles                                                     29,868                 27,597
  TOTAL ASSETS                                             $   703,031    $           803,447

LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                     $   105,500    $           136,500
 Accounts payable                                              333,283                404,813
 Deferred income taxes                                          (3,573)                (3,542)
 Other current liabilities                                       7,746                  9,360
                                                               442,956                547,131
Long-term debt                                                  69,345                 69,461
Deferred income taxes                                            6,034                  6,604

Shareholders' equity:
Common stock, $.01 par value authorized 30,000,000 shares;
 issued 11,220,994 and 11,179,994 shares, respectively           3,310                  3,310
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                      83,137                 82,652
Retained earnings                                              101,399                 97,439
                                                               187,846                183,401
Less:  348,291 shares in treasury-at cost                       (3,150)                (3,150)
  Total shareholders' equity                                   184,696                180,251
Commitments and contingencies

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $   703,031    $           803,447                             $

(See accompanying notes to consolidated financial statements)

      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
              (000's omitted except share data)
                         (unaudited)
                                                                    Three-month period ended
                                                                           March 31,
                                                                     1995                     1994
Cash flow from operating activities:
  Net income                                              $        4,196             $      3,620
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                  1,572                    1,405
    Deferred income taxes                                           (600)                    (600)
  Loss (gain) on sale of marketable securities                       (47)
  Loss (gain) on sale of fixed assets                                                          (6)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                              9,113                    7,004
  Finished goods inventory                                       104,206                   87,699
  Accounts payable                                               (72,780)                (114,800)
  Other current assets and liabilities                            (8,247)                   2,205
    Net cash provided (used) by
    operating activities                                          37,413                  (13,473)

Cash flow from investing activities:
  Purchase of fixed assets and other assets                       (1,604)                    (820)
  Proceeds from sale of fixed assets                                                           21
  Proceeds from sale of investment securities                        376                    2,147
  Acquisition of business                                         (3,212)
    Net cash provided (used) by
    investing activities                                          (4,440)                   1,348

Cash flow from financing activities:
  Proceeds from sale of stock                                        485                      146
  Reduction in long term debt                                       (116)                     (93)
  Proceeds under line of credit agreement                        235,000                  310,500
  Payments under line of credit agreement                       (266,000)                (312,000)
  Dividends                                                         (236)                    (231)
    Net cash provided (used) by
     financing activities                                        (30,867)                  (1,678)

Net increase (decrease) in cash                                    2,106                  (13,803)
Cash at beginning of period                                       39,840                   33,652
Cash at end of period                                     $       41,946             $     19,849

(See accompanying notes to consolidated financial statements)

       BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three month periods ended March 31, 1995 and 1994 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.


2. Effective January 1, 1995, the Company, through its Priority Healthcare Corporation subsidiary, acquired all of the outstanding stock of the IV-One Companies. The IV-One Companies are comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy and will be operated as subsidiaries of Priority Healthcare Corporation from Altamonte Springs, Florida.

     The acquisition was accounted for as a purchase and, accordingly, the 1995 financial statements include the results of operations of the IV-One Companies from the date of acquisition. The Company exchanged approximately $2.2 million for all of the outstanding stock of the IV-One Companies which exceeded the fair value of the net assets acquired and resulted in approximately $1.42 million of intangible assets.

3. The Company is a defendant in a consolidated class action complaint filed in the United States District Court for the Northern District of Illinois which names the Company, five other pharmaceutical wholesalers, and 26 pharmaceutical manufacturers as defendants. Plaintiffs allege that chargeback agreements between pharmaceutical manufacturers and wholesalers are the result of price-fixing agreements in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest, and attorneys fees. On November 15, 1994, plaintiffs' motion for class certification was granted, and the certified class consists of all persons or entities who purchased from the manufacturer or wholesaler defendants from October 15, 1989 to the present, with the exception of other manufacturers, other wholesalers, governmental entities, mail order pharmacies, HMOs, hospitals, clinics, and nursing homes. Discovery in the case is proceeding, and trial of the matter is currently set for February 5, 1996. On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of Bindley Western is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, Bindley Western has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Company's initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court litigation as well as cases which have been filed in various state courts.

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

4. On February 22, 1995, Pic `N Save, a 32 store chain based in Jacksonville, Florida, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of filing, Pic `N Save was indebted to the Company in an amount approximating $3.46 million. During 1994, the Company's sales to Pic `N Save approximated $25 million. The Company is continuing to sell to Pic `N Save on a cash basis.

     Based on the most recent analysis of Pic `N Save's financial condition, management believes that any uncollectible amounts would not be material to the Company's financial position or cash flows.




Item 2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

Results of Operations.

     On June 23, 1994 the Company formed a new wholly owned subsidiary, Priority Healthcare Corporation (PHC), to develop business opportunities in both the provider and supplier markets. The new company is based in Altamonte Springs, Florida and incorporates Charise Charles, PRN Medical, 3C Medical (3C) and the IV-One Companies (IV-One).

      The Company acquired Kendall Drug Company (Kendall), a wholesale pharmaceutical distributor, effective July 1, 1994. Effective October 31, 1994, the Company's wholly owned subsidiary, PHC, acquired 3C Medical, a distributor of hemodialysis products. Effective January 1, 1995, the Company, through PHC, acquired all of the outstanding stock of IV-One in a cash transaction. The IV-One Companies are comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy and will be operated as subsidiaries of PHC. The results of operations for the acquired companies are included in the Company's financial statements from the date of acquisition. The first quarter ended March 31, 1995 included $47.1 million of acquired companies' sales.


     Net sales for the first quarter increased by 21% from $917 million in 1994 to $1,114 million, principally as a result of volume increases, although overall price changes in the industry accounted for approximately 4%. The increase reflected the aforementioned inclusion of IV-One, Kendall and 3C and strength in most of the Company's operating units, especially the direct store delivery segment. For the 1995 quarter, direct store delivery sales were approximately 32% of total net sales and represented an increase of 38% over 1994.

     Gross margin of $27.0 million in 1995 increased by 30% over 1994. The increase resulted from the overall increase in net sales and growth in the higher margin alternate care and direct store delivery business. This growth increased gross margin as a percent of net sales from 2.27% in 1994 to 2.43% in 1995. The level of pharmaceutical manufacturer price increases remained relatively constant, resulting in approximately the same level of forward purchasing opportunities as 1994. In addition, there continues to be significant competitive selling pressure in the marketplace.

     The decrease in other income resulted from the liquidation of income producing investments and a decrease in service fee income on certain customer receivable balances.

     Selling, general and administration expenses increased from $11.5 million in 1994 to $15.7 million in 1995. The increase in 1995 included approximately $1.7 million for the acquired companies. The remainder of the increase was related to consolidation efforts, the assimilation of recent acquisitions, normal inflationary increases, and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care business
of PHC.   The cost increases related to the direct store delivery and the alternate care programs include, among others, delivery expenses, warehouse supplies and warehouse labor costs, all of which are variable with the level of sales volume. Although sales and marketing expenses are also variable with the level of sales volume, they are relatively insignificant. Continuing increases in direct store delivery and alternate care sales will result in continuing increases in selling, general and administrative expenses.

     Depreciation and amortization increased from $1.4 million in 1994 to $1.6 million in 1995 as a result of depreciation and amortization on new facilities and equipment.

     Interest expense increased from $2.4 million in 1994 to $3.2 million in 1995. The average short-term borrowings outstanding increased from $129 million in 1994 to $149 million in 1995 and the average short-term interest rate increased from 4.9% in 1994 to 7.2% in 1995. Funds received from customers in respect of working capital carrying cost are treated as a reduction of interest expense.

     The provision for income taxes represented 41.0% of earnings before taxes in the first quarter of 1995 and 1994.

     On February 22, 1995, Pic `N Save, a 32 store chain based in Jacksonville, Florida, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of filing, Pic `N Save was indebted to the Company in an amount approximating $3.46 million. During 1994, the Company's sales to Pic `N Save approximated $25 million. The Company is continuing to sell to Pic `N Save on a cash basis.

     Based on the most recent analysis of Pic `N Save's financial condition, management believes that any uncollectible amounts would not be material to the Company's financial position or cash flows.


LIQUIDITY-CAPITAL RESOURCES.

     For the three month period ended March 31, 1995, the Company's operations generated $37.4 million in cash. Decreases in accounts receivable and inventories during the period provided $9 million and $104 million, respectively. Decreases in accounts payable consumed $73 million. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

     Capital expenditures, predominantly for the expansion of the warehouse at the Kendall division, were $1.6 million during the quarter. Amounts paid to acquire the stock of the IV-One Companies and to satisfy amounts owed pursuant to a prior year acquisition agreement totaled approximately $3.2 million in the quarter.

     The net decrease in borrowings under the bank credit agreement was $31 million during the period. At March 31, 1995 the Company had borrowed $105.5 million under the bank credit agreement and had a remaining availability of $144.5 million.

     The Company believes that its cash on hand, cash equivalents, line of credit and working capital management efforts are sufficient to meet future working capital requirements.

     The Company's principal working capital needs are for inventory and accounts receivable. The Company sells inventory to its chain drug warehouse and other customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable exposure in the event any of its chain warehouse or other significant customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers and, when feasible, obtains security interests in the inventory sold, there can be no assurance that the Company will not incur the write off or write down of chain warehouse or other significant accounts receivable in the future.



                  PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27. Selected Financial Data Schedule per Item 601 (c) (1) (ii) of Regulation S-B and S-K

               (b)  Reports on Form 8-K

                    None


                           SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 9, 1995                      BINDLEY WESTERN INDUSTRIES, INC.



                                  BY  /s/ Thomas J. Salentine
                                  Thomas J. Salentine
                                  Executive Vice President
                                  (Principal Financial Officer)