Form 10-Q
period 1995-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 1995-08-07
CIK 722808

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


(Mark One)
  [X]  Quarterly Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

  For the quarterly period ended    June 30, 1995

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


Yes      x          No _________



The number of shares of Common Stock outstanding as of June 30, 1995 was 10,965,503.

                         Item 1.  Financial Statements

  BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF EARNINGS
          (000's omitted except share data)
                     (unaudited)


                                                                  Six-month period ended              Three-month period ended
                                                                         June 30,                              June 30,
                                                                          1995          1994            1995          1994

Revenues:
  Net sales                                                        $ 2,239,977   $ 1,903,804      $1,126,260      $986,965
  Other income                                                           1,004         1,321             469           668
                                                                     2,240,981     1,905,125       1,126,729       987,633
Cost and expenses:
  Cost of products sold                                              2,186,949     1,862,150       1,100,240       966,130
  Selling, general and administrative                                   31,048        23,435          15,376        11,902
  Depreciation and amortization                                          3,201         2,833           1,629         1,428
  Interest                                                               5,550         4,238           2,364         1,841
                                                                     2,226,748     1,892,656       1,119,609       981,301

Earnings before income taxes                                            14,233        12,469           7,120         6,332

Provision for income taxes:
  Current                                                                7,036         6,312           3,519         3,196
  Deferred                                                             (1,200)       (1,200)           (600)         (600)
                                                                         5,836         5,112           2,919         2,596

Net earnings                                                         $   8,397     $   7,357       $   4,201     $   3,736



Earnings per share:
  Primary                                                            $    0.73     $    0.67       $    0.37     $    0.34
  Fully diluted                                                      $    0.65     $    0.61       $    0.33     $    0.31

Average shares outstanding:
  Primary                                                           11,433,646    10,958,536      11,460,124    10,962,363
  Fully diluted                                                     14,872,376    14,355,761      14,898,854    14,359,588



  (See accompanying notes to consolidated financial statements)

  BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET
          (000's omitted except share data)
                     (unaudited)
                                                                      June 30,  December 31,
                                                                          1995          1994

ASSETS
Current assets:
 Cash                                                              $    38,141   $    39,840
 Short-term investments                                                    585         1,024
      Accounts receivable, less allowance for doubtful
      accounts of $2,426 for 1995 and $2,455 for 1994                  314,647       318,344
 Finished goods inventory                                              264,858       374,557
 Other current assets                                                    6,958         2,922
                                                                       625,189       736,687
Other assets                                                             1,440         1,430
Fixed assets, at cost                                                   57,736        53,983
 Less: accumulated depreciation                                       (18,677)      (16,250)
                                                                        39,059        37,733
Intangibles                                                             29,571        27,597
  TOTAL ASSETS                                                     $   695,259   $   803,447

LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                             $    53,000   $   136,500
 Accounts payable                                                      375,827       404,813
 Deferred income taxes                                                 (3,574)       (3,542)
 Other current liabilities                                               5,709         9,360
                                                                       430,962       547,131
Long-term debt                                                          69,226        69,461
Deferred income taxes                                                    5,434         6,604

Shareholders' equity:
    Common stock, $.01 par value authorized 30,000,000
    shares; issued 11,313,794 and 11,179,994 shares, respectively        3,311         3,310
   Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                              84,108        82,652
Retained earnings                                                      105,368        97,439
                                                                       192,787       183,401
Less:  348,291 shares in treasury-at cost                              (3,150)       (3,150)
  Total shareholders' equity                                           189,637       180,251
Commitments and contingencies

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   695,259   $   803,447

  (See accompanying notes to consolidated financial statements)

  BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
          (000's omitted except share data)
                     (unaudited)

                                                      Six-month period ended
                                                               June 30,
                                                                          1995                         1994
Cash flow from operating activities:
  Net income                                                       $     8,397                  $     7,357
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                        3,201                        2,833
    Deferred income taxes                                              (1,200)                      (1,200)
  Loss (gain) on sale of marketable securities                            (96)
  Loss (gain) on sale of fixed assets                                                                   (8)

Change in assets and liabilities, net of acquisition:
  Accounts receivable                                                    5,312                     (15,329)
  Finished goods inventory                                             110,149                       48,229
  Accounts payable                                                    (30,236)                     (79,734)
  Other current assets and liabilities                                 (8,186)                        (703)
    Net cash provided (used) by operating activities                    87,341                     (38,555)

Cash flow from investing activities:
  Purchase of fixed assets and other assets                            (3,551)                      (1,448)
  Proceeds from sale of fixed assets                                                                     40
  Proceeds from sale of investment securities                              535                        2,173
  Acquisition of business                                              (3,278)                        (452)
    Net cash provided (used) by investing activities                   (6,294)                          313

Cash flow from financing activities:
  Proceeds from sale of stock                                            1,457                          157
  Reduction in long term debt                                            (235)                        (179)
  Proceeds under line of credit agreement                              471,500                      632,500
  Payments under line of credit agreement                            (555,000)                    (610,500)
  Dividends                                                              (468)                        (461)
    Net cash provided (used) by financing activities                  (82,746)                       21,517

Net increase (decrease) in cash                                        (1,699)                     (16,725)
Cash at beginning of period                                             39,840                       33,653
Cash at end of period                                              $    38,141                  $    16,928

  (See accompanying notes to consolidated financial statements)

       BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the six month periods ended June 30, 1995 and 1994 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.


2. Effective January 1, 1995, the Company, through its Priority Healthcare Corporation subsidiary, acquired all of the outstanding stock of the IV-One Companies. The IV-One Companies are comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy and are operated as subsidiaries of Priority Healthcare Corporation from Altamonte Springs, Florida.

     The acquisition was accounted for as a purchase and, accordingly, the 1995 financial statements include the results of operations of the IV-One Companies from the date of acquisition. The Company purchased all of the outstanding stock of the IV-One Companies for approximately $2.2 million. The purchase price exceeded the fair value of the net assets acquired and resulted in approximately $1.45 million of intangible assets.

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

     On March 17, 1995, the Company was served a complaint that was filed in the United States District Court for the Eastern District of Arkansas by 148 independent pharmacies. The complaint names the manufacturer and wholesaler defendants in the consolidated action plus a number of regional wholesalers which sell pharmaceutical drugs in Arkansas. No responsive pleadings have been filed at this time. On July, 11, 1995, the Company was informed by plaintiffs' counsel that the Company would be dismissed as a defendant in their complaint.

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




Item 2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

Results of Operations.

     On June 23, 1994 the Company formed a new wholly owned subsidiary, Priority Healthcare Corporation (PHC), to develop business opportunities in both the provider and supplier markets. The new company is based in Altamonte Springs, Florida and consists primarily of the businesses formerly operated as Charise Charles, PRN Medical, 3C Medical (3C) and the IV-One Companies (IV-One).

      The Company acquired Kendall Drug Company (Kendall), a wholesale pharmaceutical distributor, effective July 1, 1994. Effective October 31, 1994, the Company's wholly owned subsidiary, PHC, acquired 3C Medical, a distributor of hemodialysis products. Effective January 1, 1995, the Company, through PHC, acquired all of the outstanding stock of IV-One in a cash transaction. The IV-One Companies are comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy and are operated as subsidiaries of PHC. The results of operations for the acquired companies are included in the Company's financial statements from the date of acquisition. The second quarter ended June 30, 1995 included $51.4 million of acquired companies' sales.


     Net sales for the second quarter increased by 14% from $987 million in 1994 to $1.13 billion, principally as a result of volume increases, although overall price changes in the industry accounted for approximately 4%. The increase reflected the aforementioned inclusion of IV-One, Kendall and 3C and strength in most of the Company's operating units, especially the direct store delivery segment. For the 1995 quarter, direct store delivery sales were approximately 32% of total net sales and represented an increase of 31% over 1994.

     Gross margin of $26.0 million in the second quarter of 1995 increased by 25% over the second quarter 1994. The increase resulted from the overall increase in net sales and growth in the higher margin alternate care and direct store delivery business. This growth increased gross margin as a percent of net sales from 2.11% in the second quarter of 1994 to 2.31% in the second quarter 1995. The level of pharmaceutical manufacturer price increases remained relatively constant, resulting in approximately the same level of forward purchasing opportunities as 1994. In addition, there continues to be significant competitive selling pressure in the marketplace.

     The decrease in other income resulted from the liquidation of income producing investments and a decrease in service fee income on certain customer receivable balances.

     Selling, general and administrative expenses increased from $11.9 million in the second quarter of 1994 to $15.4 million in the second quarter of 1995. The increase in the second quarter of 1995 included approximately $1.7 million relating to the acquired companies. The remainder of the increase was related to consolidation efforts, the assimilation of recent acquisitions, normal inflationary increases, and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care business of PHC. The cost increases related to the direct store delivery and the alternate care programs include, among others, delivery expenses, warehouse supplies and warehouse labor costs, all of which are variable with the level of sales volume. Although sales and marketing expenses are also variable with the level of sales volume, they are relatively insignificant. Continuing increases in direct store delivery and alternate care sales will result in continuing increases in selling, general and administrative expenses.

     Depreciation and amortization increased from $1.4 million in the second quarter of 1994 to $1.6 million in the second quarter of 1995 as a result of depreciation and amortization on new facilities and equipment.

     Interest expense increased from $1.8 million in the second quarter of 1994 to $2.4 million in the second quarter of 1995. The Company had average short-term borrowings under the bank credit agreement of $104 million at an average short-term interest rate of 5.3% in the second quarter of 1994. For the second quarter of 1995, the average short-term borrowings were $87 million at an average short-term interest rate of 7.2%. Funds received from customers in respect of working capital carrying cost are treated as a reduction of interest expense.

     The provision for income taxes represented 41.0% of earnings before taxes in the second quarter of 1995 and 1994.

     The aformentioned comments regarding acquisitions should be considered when comparing the six months ended June 30, 1995 with the six months ended June 30, 1994.

Net sales for the six months ended June 30, 1994 increased by 18% to $2.240 billion reflecting increases in all of the Company's operating units and the increase of $98 million of Kendall, IV-One and 3C sales. Gross margin for the six months of 1994 was 2.19% of net sales compared to 2.37% in 1995. The increase resulted from the overall increase in net sales and growth in the higher margin alternate care and direct store delivery business. These increases continue to be countered by ongoing competitive pressures in the marketplace.

Selling, general and administrative expenses for the first six months increased to $31.0 million from $23.4 million. This increase includes $3.5 million related to the acquired companies. The remainder of the increase was related to consolidation efforts, the assimilation of recent acquisitions, normal inflationary increases, and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care business of PHC.

Interest expense increased from $4.2 million in 1994 to $5.6 million in 1995. The average short-term interest rate increased from 5.1% to 7.2% for 1994 and 1995, respectively. The average borrowings outstanding remained constant at $117 million for 1994 and 1995. Funds received from customers in respect of working capital carrying costs are treated as a reduction of interest expense.

     On February 22, 1995, Pic `N Save, a 32 store chain based in Jacksonville, Florida, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of such filing, Pic `N Save was indebted to the Company in an amount approximating $3.46 million. During 1994, the Company's sales to Pic `N Save approximated $25 million. The Company continues to sell to Pic `N Save on a cash basis.

     Based on the most recent analysis of Pic `N Save's financial condition, management believes that any uncollectible amounts would not be material to the Company's financial position or cash flows.

LIQUIDITY-CAPITAL RESOURCES.

     For the six month period ended June 30, 1995, the Company's operations generated $87.3 million in cash. Decreases in accounts receivable and inventories during the period provided $5 million and $110 million, respectively. Decreases in accounts payable consumed $30 million. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

     Capital expenditures, predominantly for the expansion of the warehouse at the Kendall division, were $3.6 million during the period. Amounts paid to acquire the stock of the IV-One Companies and to satisfy amounts owed pursuant to a prior year acquisition agreement totaled approximately $3.2 million.

     The net decrease in borrowings under the bank credit agreement was $83.5 million during the period. At June 30, 1995 the Company had borrowed $53 million under the bank credit agreement and had a remaining availability of $197 million.

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



                  PART II - OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders

          a) The Annual Meeting of the Shareholders of Bindley Western Industries, Inc. was held on May 18, 1995.

          b)   The following directors were elected at the meeting:

                                   Votes For      Votes Against
          William E. Bindley       9,526,094         21,357
          K. Clay Smith            9,525,895         21,556
          Robert L. Koch, II       9,527,095         20,356
          James K. Risk, III       9,526,895         20,556
          Seth B. Harris           9,526,895         20,556
          J. Timothy, McGinley     9,527,094         20,357
          Michael D. McCormick     9,526,093         21,358
          William F. Bindley, II   9,526,895         20,556
          Thomas J. Salentine      9,526,093         21,538
          Keith W. Burks           9,527,094         20,357

          c) Other matters voted upon and the results of the voting were as follows:

               1) The shareholders voted 9,495,663 shares in the affirmative and 15,580 shares in the negative, with 36,208 abstentions, to appoint Price Waterhouse as auditors for the Corporation.

Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibits

               27.  Selected Financial Data Schedule per Item
               601 (c) (1) (ii) of Regulation S-B and S-K

          b)   Reports on Form 8-K

               None


                           SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 7, 1995                        BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                        Thomas J. Salentine
                                        Executive Vice President
                                       (Principal Financial Officer)