Form 10-Q
period 1995-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 1995-11-13
CIK 722808

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1995

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

             10333 North Meridian Street, Suite 300
                  Indianapolis, Indiana 46290
            (Address of principal executive offices)
                           (Zip Code)

                         (317) 298-9900
                (Registrant's telephone number,
                      including area code)


                            No Change
        (Former name, former address and former fiscal year,
                   if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      x          No _________



The number of shares of Common Stock outstanding as of September 30, 1995 was 11,133,103.




                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                  (000's omitted except share data)
                             (unaudited)

                                                             Nine-month period ended        Three-month period ended
                                                                    September 30,                 September 30,
                                                                  1995             1994          1995           1994
Revenues:
  Net sales                                                $ 3,361,510      $ 2,916,445    $1,121,533     $1,012,641
  Other income                                                   1,820            1,976           816            656
                                                             3,363,330        2,918,421     1,122,349      1,013,297
Cost and expenses:
  Cost of products sold                                      3,284,442        2,852,142     1,097,492        989,992
  Selling, general and administrative                           46,390           36,541        15,342         13,106
  Depreciation and amortization                                  4,665            4,367         1,465          1,535
  Interest                                                       7,588            7,227         2,038          2,989
                                                             3,343,085        2,900,277     1,116,337      1,007,622

Earnings before income taxes                                    20,245           18,144         6,012          5,675

Provision for income taxes:
  Current                                                       10,100            9,239         3,065          2,927
  Deferred                                                      (1,800)          (1,800)         (600)          (600)
                                                                 8,300            7,439         2,465          2,327
Net earnings                                               $    11,945      $    10,705    $    3,547     $    3,348

Earnings per share:
  Primary                                                  $      1.04      $      0.97    $     0.31     $     0.30
  Fully diluted                                            $      0.92      $      0.87    $     0.28     $     0.28

Average shares outstanding:
  Primary                                                   11,504,237       11,028,998    11,566,585     11,033,233
  Fully diluted                                             15,142,825       14,558,179    15,205,173     14,562,414

(See accompanying notes to consolidated financial statements)

                     BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                             (000's omitted except share data)
                                      (unaudited)

                                                                      September 30,     December 31,
                                                                               1995             1994
ASSETS
Current assets:
 Cash                                                                    $   24,943      $    39,840
 Short-term investments                                                           -            1,024
 Accounts receivable, less allowance for doubtful
  accounts of $2,277 for 1995 and $2,377 for 1994                           305,122          318,344
 Finished goods inventory                                                   283,756          374,557
 Other current assets                                                         4,572            2,922
                                                                            618,393          736,687
Other assets                                                                  1,396            1,430
Fixed assets, at cost                                                        60,173           53,983
 Less: accumulated depreciation                                             (18,856)         (16,250)
                                                                             41,317           37,733
Intangibles                                                                  29,208           27,597
  TOTAL ASSETS                                                           $  690,314      $   803,447

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                   $  110,500      $   136,500
 Accounts payable                                                           309,122          404,813
 Deferred income taxes                                                       (3,574)          (3,542)
 Other current liabilities                                                    5,700            9,360
                                                                            421,748          547,131
Long-term debt                                                               68,842           69,461
Deferred income taxes                                                         4,834            6,604

Shareholders' equity:
 Common stock, $.01 par value authorized 30,000,000 shares;
  issued 11,481,394 and 11,179,994 shares, respectively                       3,313            3,310
 Special shares, $.01 par value-authorized 1,000,000 shares
 Additional paid in capital                                                  86,039           82,652
 Retained earnings                                                          108,688           97,439
                                                                            198,040          183,401
 Less:  348,291 shares in treasury-at cost                                   (3,150)          (3,150)
  Total shareholders' equity                                                194,890          180,251
Commitments and contingencies
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  690,314      $   803,447

(See accompanying notes to consolidated financial statements)

      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
              (000's omitted except share data)
                         (unaudited)

                                                                                    Nine-month period ended
                                                                                          September 30,
                                                                               1995                       1994
Cash flow from operating activities:
  Net income                                                            $    11,945                   $ 10,705
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                             4,665                      4,368
    Deferred income taxes                                                    (1,800)                    (1,800)
  Loss (gain) on sale of marketable securities                                  (96)
  Loss (gain) on sale of fixed assets                                           (56)                       (17)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                                        14,621                     16,228
  Finished goods inventory                                                   91,251                    (31,492)
  Accounts payable                                                          (96,941)                   (75,473)
  Other current assets and liabilities                                       (5,773)                     3,735
    Net cash provided (used) by
     operating activities                                                     17,816                    (73,746)

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                  (7,181)                    (2,647)
  Proceeds from sale of fixed assets                                            373                        133
  Proceeds from sale of investment securities                                 1,298                      3,113
  Acquisition of business                                                    (3,279)                      (497)
    Net cash provided (used) by
     investing activities                                                     (8,789)                       102

Cash flow from financing activities:
  Proceeds from sale of stock                                                 3,390                        205
  Reduction in long term debt                                                  (619)                      (277)
  Proceeds under line of credit agreement                                   775,500                    957,500
  Payments under line of credit agreement                                  (801,500)                  (889,500)
  Dividends                                                                    (695)                      (690)
    Net cash provided (used) by
     financing activities                                                   (23,924)                    67,238

Net increase (decrease) in cash                                             (14,897)                    (6,406)
Cash at beginning of period                                                  39,840                     33,653
Cash at end of period                                                   $    24,943                $    27,247

(See accompanying notes to consolidated financial statements)




       BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and nine month periods ended September 30, 1995 and 1994 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.


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

3. The Company is a defendant in a consolidated class action complaint filed in the United States District Court for the Northern District of Illinois which names the Company, five other pharmaceutical wholesalers, and 26 pharmaceutical manufacturers as defendants. Plaintiffs allege that chargeback agreements between pharmaceutical manufacturers and wholesalers are the result of price-fixing agreements in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest, and attorneys fees. On November 15, 1994, plaintiffs' motion for class certification was granted, and the certified class consists of all persons or entities who purchased from the manufacturer or wholesaler defendants from October 15, 1989 to the present, with the exception of other manufacturers, other wholesalers, governmental entities, mail order pharmacies, HMOs, hospitals, clinics, and nursing homes. Discovery in the case is completed and, on November 9, 1995, the wholesaler defendants filed a joint motion for summary judgment. The trial of the cases has been rescheduled for April 1, 1996. On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and 26 pharmaceutical manufacturers.
     Among other things, the agreement provides that: (a) if a judgment is entered against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Company's initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court litigation as well as cases which have been filed in various state courts.

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

      The Company's wholly owned subsidiary, PHC, acquired 3C Medical, a distributor of hemodialysis products effective October 31, 1994. Effective January 1, 1995, the Company, through PHC, acquired all of the outstanding stock of IV-One in a cash transaction. The IV-One Companies are comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy and are operated as subsidiaries of PHC. The results of operations for the acquired companies are included in the Company's financial statements from the date of acquisition. The acquired companies had sales of $4.6 million for the third quarter ended September 30, 1995.

     Net sales for the third quarter increased by 11% from $1.01 billion in 1994 to $1.12 billion, principally as a result of volume increases, although overall price changes in the industry accounted for approximately 4%. The increase reflected the aforementioned inclusion of IV-One and 3C and strength in most of the Company's operating units, especially the direct store delivery segment.
For the 1995 quarter, direct store delivery sales were approximately 32% of total net sales and represented an increase of 16% over 1994.

     Gross margin of $24.0 million in the third quarter of 1995 increased by 6% over the third quarter 1994. The increase resulted from the overall increase in net sales and growth in the alternate care and direct store delivery business. The overall gross margin as a percentage of sales decreased in the third quarter due to continuing competitive selling pressures and the timing of forward purchasing opportunities, partially offset by the continued change in the sales mix to the higher margin alternate care and direct store delivery business.

     The increase in other income resulted from gains realized on the liquidation of investments partially offset by a decrease in service fee income on certain customer receivable balances.

     Selling, general and administrative expenses increased from $13.1 million in the third quarter of 1994 to $15.3 million in the third quarter of 1995. The increase in the third quarter of 1995 included approximately $1.7 million relating to the acquired companies. The remainder of the increase was related to the assimilation of recent acquisitions, normal inflationary increases, and costs to support the growing direct store delivery program of Bindley Western
Drug Company and the alternate care business of PHC.   The cost increases
related to the direct store delivery and the alternate care programs include, among others, delivery expenses, warehouse supplies and warehouse labor costs, all of which are variable with the level of sales volume. Although sales and marketing expenses are also variable with the level of sales volume, they are relatively insignificant. Continuing increases in direct store delivery and alternate care sales will result in continuing increases in selling, general and administrative expenses.


     Interest expense decreased from $3 million in the third quarter of 1994 to $2 million in the third quarter of 1995. The Company had average short-term borrowings under the bank credit agreement of $135 million at an average short-term interest rate of 6.0% in the third quarter of 1994. For the third quarter of 1995, the average short-term borrowings were $77 million at an average short-term interest rate of 6.98%. Funds received from customers in respect of working capital carrying cost are treated as a reduction of interest expense.

     The provision for income taxes represented 41.0% of earnings before taxes in the third quarter of 1995 and 1994.

     The aforementioned comments regarding acquisitions should be considered when comparing the nine months ended September 30, 1995 with the nine months ended September 30, 1994. In addition, the Company acquired Kendall Drug Company (Kendall), a wholesale pharmaceutical distributor, effective July 1, 1994. Therefore, the nine month periods ended September 30, 1995 and 1994 include Kendall activity for nine months and three months, respectively.

     Net sales for the nine months ended September 30, 1994 increased by 15% to $3.362 billion reflecting increases in all of the Company's operating units and the increase of $123 million of Kendall, IV-One and 3C sales. Gross margin for the nine months of 1994 was 2.20% of net sales compared to 2.29% in 1995. The increase resulted from the overall increase in net sales and growth in the higher margin alternate care and direct store delivery business. These increases continue to be countered by ongoing competitive pressures in the marketplace.

     Selling, general and administrative expenses for the first nine months increased to $46.4 million from $36.5 million. This includes an increase of $4.2 million related to the acquired companies. The remainder of the increase was related to the assimilation of recent acquisitions, normal inflationary increases, and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care business of PHC.

     Interest expense increased from $7.2 million in 1994 to $7.6 million in 1995. The average short-term interest rate increased from 5.4% to 7.1% for 1994 and 1995, respectively. The average borrowings outstanding decreased from $123 million for 1994 to $104 million in 1995. Funds received from customers in respect of working capital carrying costs are treated as a reduction of interest expense.

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


Liquidity-Capital Resources.

     For the nine month period ended September 30, 1995, the Company's operations generated $17.8 million in cash. Decreases in accounts receivable and inventories during the period provided $15 million and $91 million, respectively. Decreases in accounts payable consumed $97 million. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require increased amounts of both net working capital and cash.

     Capital expenditures, predominantly for the expansion and automation of existing warehouses and the investment in additional management information systems were $7.2 million during the period. Amounts paid to acquire the stock of the IV-One Companies and to satisfy amounts owed pursuant to a prior year acquisition agreement totaled approximately $3.3 million.

     The net decrease in borrowings under the bank credit agreement was $26 million during the period. At September 30, 1995 the Company had borrowed $110.5 million under the bank credit agreement and had a remaining availability of $139.5 million.

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


November 10, 1995                     BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                        Thomas J. Salentine
                                        Executive Vice President
                                       (Principal Financial Officer)