Form 10-K
period 1995-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 1996-03-29
CIK 722808

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________TO______________

                       COMMISSION FILE NUMBER: 0-11355
                                               -------

                       BINDLEY WESTERN INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

         INDIANA                                                                          84-0601662
(State or other jurisdiction of                                                         (I.R.S.Employer
 incorporation or organization)                                                         Identification No.)

10333 North Meridian Street, Suite 300, Indianapolis, Indiana                                46290
(Address of principal executive offices)                                                   (Zip Code)

Registrant's telephone number, including area code:         (317) 298-9900

                                    Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 par value)                                                           New York Stock Exchange
     (Title of class)                                                                (Name of exchange on which registered)

                                    Securities registered pursuant to section 12(g) of the Act:

                                            6-1/2% Convertible Subordinated Debentures
                                                     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   x    No ____


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 $138,637,541

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at March 15, 1996 (assuming solely for the purposes of this calculation that all Directors and Officers of the Registrant are "affiliates")

                                  11,345,847

      Number of shares of Common Stock outstanding as of March 15, 1996

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this annual report on Form 10-K:

IDENTITY OF DOCUMENT                        PARTS ON FORM 10-K INTO WHICH
                                            DOCUMENT IS INCORPORATED

Proxy Statement to be filed for the         PART III
1996 Annual Meeting of Common               Page 1 of 237
Shareholders of Registrant                  Index to Exhibits at Pages 39

                       BINDLEY WESTERN INDUSTRIES, INC.
                            Indianapolis, Indiana

             Annual Report to Securities and Exchange Commission
                              December 31, 1995


                                    Part I

Item 1.      BUSINESS.

General

             Bindley Western Industries, Inc., an Indiana corporation, together with its subsidiaries (the "Company"), is one of the country's largest wholesale distributors of pharmaceuticals and related health care products.
Its product lines include ethical pharmaceuticals (prescription drugs),
dialysis supplies,   health and beauty care products and home health care
merchandise. The Company's wholesale drug customer base includes chain drug companies which operate their own warehouses, individual drug stores, both chain and independent, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Company's drug wholesaling operations service customers in approximately 35 states plus Puerto Rico from its 10 distribution centers located in Austell, GA; Dallas, TX; Houston, TX; Indianapolis, IN; Middletown, PA; Orange, CT; Orlando, FL; Portland, ME; San Dimas, CA; and Shelby, NC. By using the Company as a primary source of pharmaceuticals, these customers can centralize purchasing functions, exercise better inventory control, maintain better security and reduce handling costs.


             The Company has historically specialized in the distribution of ethical pharmaceuticals to chain drug companies which maintain their own warehouses. Currently, the Company services 5 of the top 10 chain drug companies, based on sales and number of stores, in the United States. The Company believes that its technological innovation and superior customer service has enabled it to better serve these customers.

             Since 1987, the Company has focused its marketing efforts on direct store delivery customers. The Company has increased sales to these customers from $171 million in 1987 to $1,482 million in 1995. To further this growth, the Company purchased J.E. Goold in 1992 and Kendall Drug in 1994 to strengthen the Company's position in the northeastern and southeastern United States, respectively.

             In 1994, the Company created Priority Healthcare Corporation as a wholly-owned subsidiary to focus on the higher margin alternate care/alternate site services market. These services are provided by facilities outside of the hospital environment. Priority Healthcare's distribution divisions, located in Altamonte Springs, FL and Santa Ana, CA, cater to doctors and clinics serving patients in need of renal care, oncology, and infectious disease therapy while its provider businesses, located in Altamonte Springs, FL and Indianapolis, IN, deal directly with patients suffering from various chronic diseases. Priority Healthcare's customers are located in 50 states, Mexico, and Central and South America.
             The Company's sales of $4.7 billion for 1995 represented the 27th consecutive year of record sales, equating to a compound growth rate of 20% since its inception in 1968. This growth is the result of market share gains in existing markets, expansion into new markets and overall growth in the health care delivery industry.

Suppliers

             During each of the last five fiscal years, more than 90% (based on dollar volume) of the Company's purchases were ethical pharmaceutical products. Of the thousands of ethical pharmaceutical products carried in inventory, a comparatively small number account for a disproportionately large share of the total dollar volume of products sold. The Company's largest supplier accounted for 11% and the five largest suppliers accounted for approximately 38% of its net sales during fiscal 1995, respectively. The Company maintains many competing products in inventory and is not dependent upon any single supplier, although the loss of a major supplier could adversely affect the business of the Company if alternate sources of supply were unavailable. The Company's arrangements with its suppliers typically may be canceled by either party, without cause, on one month's notice,  although many of these arrangements are not governed by formal
agreements.   The Company believes its relationships with its suppliers are
generally good.   See, also, Manufacturer Pricing and Distribution Policies in
Part I, Item 1.

Customers and Markets

Direct Store Delivery Market.

             The Company provides direct store delivery service to customers from each of its 10 distribution centers. Independent drug stores, non-warehouse chain drug stores, hospitals, clinics, HMOs, state and federal agencies and other health care providers comprise the primary types of customers. Purchases by these customers generally consist of less than full-case lots which are generated on a daily basis when a customer needs a particular item. While smaller in quantity, these sales typically generate higher margins than sales to warehouse customers. Shipments to direct store customers are delivered on a daily basis by the Company's vehicles or by a for-hire carrier.

             While much less concentrated than chain warehouse sales, the direct store delivery business has experienced significant growth as the Company has successfully expanded its business scope. Since 1987, direct store sales have increased from $171 million to $1,482 million, demonstrating a compound annual growth rate of 31%. During 1995, direct store delivery sales were comprised of approximately 38% to chain drug stores, 33% to independent pharmacies and 29% to managed care institutions. Direct store delivery sales have increased from approximately 16% of net sales in 1987 to approximately
32% in 1995. During 1995, no single direct store delivery customer exceeded 10% of the Company's total net sales and the loss of any one of these customers should not have a material adverse effect on the Company's operations.

             As part of the Company's goal of providing value-added solutions to its customers' business needs, the Company implemented the "Profit Partners" and the "1st Choice for Value" programs in 1993 and 1994. These competitive, PC-based, marketing support and merchandising programs include a generic pharmaceutical source program, a home health care program, a private label over the counter program and the Rx LINX and MASTER LINX purchasing and inventory management systems. Designed to enhance the competitiveness of retail, small chain and managed care pharmacies, these programs reflect the Company's commitment to adding value to the services provided to its customers. The Company believes that it would not be feasible for these customers to independently develop and maintain these services on their own.

             The Company believes that the opportunities for growth for this market of the business should continue through expansion into new geographical areas and increasing market share in existing markets. The Company is focused on the development of new services and programs through interaction and cooperation with both customers and suppliers. These programs are designed to enhance profitability, provide added value to the customer, and strengthen the Company's role in the distribution channel. These programs include computerized ordering systems, inventory management programs, generic pharmaceutical source programs, repack programs, innovative advertising and marketing campaigns and merchandising programs, including private label product lines.

Chain Warehouse Market.

             Chain warehouse customers purchase in full-case lots for redistribution to individual retail outlets. Approximately 68% of the Company's 1995 net sales are attributable to chain drug warehouse customers. The Company's largest chain drug customers and the approximate period of time they have done business with the Company are: Eckerd Corporation (23 years); Peyton (6 years); Thrifty-Payless Corporation (13 years); Revco D.S., Inc. (18 years); CVS (26 years); and Rite Aid Corporation (23 years). The following chain drug warehouse customers each accounted for over 10% of the Company's net
sales during the years shown:   Eckerd Corporation, Rite Aid Corporation, and
Revco D.S., Inc.(1995); Eckerd Corporation and Rite Aid Corporation (1994); and Eckerd Corporation and Peyton (1993). Net sales to these customers aggregated 44%, 33% and 36% of net sales for the past three years, respectively.

             By using the Company as a primary source of pharmaceuticals, the Company believes that a chain drug customer can centralize purchasing functions, exercise better inventory control, maintain better security and reduce handling costs. Inventory control and security are particularly important to these customers because of the relatively high dollar value of pharmaceuticals in relation to their physical size. In addition, the Company has developed systems and procedures which the Company believes facilitate customer compliance with the recordkeeping and physical security requirements of the Controlled Substances Act of 1970 and the Prescription Drug Marketing Act of 1987. For example, shipments of controlled substances are billed on separate invoices and special security procedures are followed to reduce the possibility of theft during the distribution process. Additionally, the Company offers these customers software to permit direct communication with the ordering computers, thus avoiding the need to change the customers' existing software.

              The Company, from time to time, has entered into written understandings with certain of its major chain warehouse customers setting forth various terms and conditions of sale. The Company, however, does not have any long- term contracts with its major customers and all relationships with such customers are terminable at will by either party. The loss of any one of the Company's chain warehouse customers could have a material adverse effect on the Company's operations. Although the Company believes that the effect could be minimized through increasing sales to existing customers, securing additional customers within current distribution areas and by expanding into new markets, there can be no assurance thereof. See, also, Note 10 - Major Customers in the Company's financial statements, which is incorporated herein by reference.

Alternate Care/Alternate Site Market.

             In 1993, the Company purchased Charise Charles, a wholesale distributor of oncology and renal care pharmaceuticals and biotech drugs. PRN Medical, also acquired in 1993, was a wholesale distributor of renal care supplies and dialysis equipment. PRN's market, which included Central and South America, complimented Charise Charles and the two companies were combined in 1994 as part of Priority Healthcare Corporation, a wholly-owned subsidiary created by the Company to provide a greater management focus and an enhanced ability to meet the needs of the higher margin alternate care/alternate site markets. 3C Medical, located in Santa Ana, CA, also joined the corporate family in 1994. It distributes acute dialysis products to its West Coast customers. Sales in this specialized division are aided by exclusive distribution agreements with major vendors. Charise Charles, PRN Medical and 3C Medical are now called Priority Distribution. Priority Distribution currently services over 2,000 customers in 50 states, Mexico and Central and South America.

             The IV One Companies, acquired by Priority Healthcare Corporation effective January 1,1995, are comprised of IV-1, Inc., a national infusion pharmacy and nursing service company; National Pharmacy Providers, Inc., a nationwide clinical pharmacy; and IV-One Services, Inc., a specialty wholesale distributor. These three companies are located in Altamonte Springs, FL in facilities that adjoin those of Priority Distribution. IV-1, Inc., the principal company, provides innovative, nationwide pharmacy services and ambulatory infusion therapy. Its emphasis is on high acuity specialty pharmacy and nursing services in addition to providing comprehensive disease state management. In early 1995, it received Accreditation with Commendation for its pharmacy and nursing services from the Joint Commission on Accreditation of Healthcare Organizations. National Pharmacy Providers, Inc. is available to patients and physicians who require pharmacy products and services but do not require extensive clinical monitoring. Both IV-1, Inc. and National Pharmacy Providers, Inc. have registered nurses and pharmacists available 24 hours a day, seven days a week for patients and referring physician offices.

             The IV One Companies' vision is to provide affordable, patient-centered services to patients outside the acute care setting and to provide high quality clinical pharmacy and nursing services. Though their original market focused on biotech drugs that are available for self administration via subcutaneous injection and disease management, therapies have now expanded to include a variety of infusion services such as total parenteral nutrition, antibiotic therapy, hydration therapy and chemotherapy. The IV One Companies provide these services in both the home setting and in their in-house infusion suites.

             National Infusion Services, Inc. (NIS) was incorporated in January 1996 to purchase the infusion services business of one of the country's largest infectious disease group medical practices located in Indianapolis, IN. In conjunction with the IV One Companies, NIS intends to expand its business as a physician managed provider of quality care to patients in a variety of settings, including the home, extended care facilities and NIS' state-of-the-art outpatient center in Indianapolis.

             Through its Priority Healthcare Corporation subsidiary, the Company has strategically positioned itself as a leading national provider in these important markets and is moving towards being a one-stop-shop for physicians, patients and other customers for alternate care/alternate site health care needs.

Internal Systems Development

             The Company has developed and continues to improve its specialized internal operating and management systems. Inventories and accounts receivable are controlled through the use of Company developed data processing and management information systems. These assets are monitored by distribution center management using on-site data processing equipment. At present, many operational functions, including accounting, cash management, accounts receivable and inventory control are conducted through data processing operations at the Altamonte Springs, Indianapolis, Brockton, Shelby, and Portland facilities. Data is transmitted to and from on-site data processing equipment at the distribution centers.


Expansion/Acquisitions

             The Company continues to seek opportunities to expand its operations geographically through the development of new distribution centers or the acquisition of existing wholesale drug distributors or alternate care/alternate site distributors or providers. Presented below is a brief
discussion of recent acquisitions by the Company.   All of the acquisitions
have been accounted for under the purchase method and, accordingly, the results of operations of the acquired companies have been included in the Company's financial statements from the effective date of acquisition. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis not exceeding 40 years. See, also, Note 11 - Statement of Cash Flows in the Company's financial statements, which is incorporated herein by reference.

J.E. Goold.

             On March 25, 1992, the Company effected a merger with J.E. Goold, a full-line, full-service distributor of pharmaceutical, health and beauty care and home health care products based in Portland, ME.

Charise Charles and PRN Medical.

             On February 28, 1993 and October 6, 1993, the Company acquired Charise Charles Ltd., Inc., a wholesale distributor of oncology and dialysis products based in Altamonte Springs, FL and PRN Medical, Inc., a wholesale distributor of renal and dialysis supplies and equipment based in Orlando, FL, respectively.

Kendall Drug Company.

             Effective July 1, 1994, the Company acquired the net assets of Kendall Drug Company, a wholesale distributor of pharmaceutical products and health and beauty care products based in Shelby, NC.

3C Medical.

             On October 31, 1994, the Company, through its Priority Healthcare Corporation subsidiary, acquired in a merger all of the outstanding stock of 3C Medical, Inc., a Santa Ana, CA based distributor of hemodialysis products. This division specializes in the acute dialysis market in Southern California and Mexico through exclusive distribution agreements with major vendors.

IV One Companies.

             Effective January 1, 1995, the Company, through its Priority Healthcare Corporation subsidiary, acquired all of the outstanding stock of the IV One Companies in a cash transaction. The IV One Companies are comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy and are operated as subsidiaries of Priority Healthcare Corporation from Altamonte Springs, FL.

National Infusion Services, Inc.

             On February 7, 1996, the Company through its Priority Healthcare Corporation subsidiary, acquired all of the assets of the Infusion Services Division of Infectious Disease of Indiana, P.S.C. This business will be operated as National Infusion Services, Inc., which is a physician managed provider of infusion services programs to patients in a variety of settings, including the home, extended care facilities and its state-of-the-art outpatient center in Indianapolis, IN.

Employees

             As of February 29, 1996, the Company employed 912 persons, of which approximately 4% are covered by a single collective bargaining agreement. The Company believes that its relationship with its employees is good.

Competition

             The markets in which the Company competes are highly competitive. Not only does the Company compete with national and regional full-line, full-service wholesale drug distributors, some of which are larger and have substantially greater financial resources, but additional competition is provided by direct selling manufacturers and specialty distributors. While competition is primarily price oriented, it can also be affected by delivery requirements, credit terms, depth of product line and other customer service
requirements.    There can be no assurance that the Company will not encounter increased competition in the future that could adversely affect the Company's business. In recent years there has been a trend toward consolidation in the wholesale drug industry, as evidenced by the purchase of a number of distributors by national wholesalers. The Company estimates that there are currently less than 50 wholesale drug distributors in the United States.

             The alternate care/alternate site markets in which Priority Healthcare operates are also highly competitive. Principal competitors include: regional or national multi-market specialty distributors; national full-line, full-service wholesale drug distributors which operate their own specialty distribution businesses; mail order distributors which distribute medical supplies on a regional or national basis; certain manufacturers which sell their products both to distributors and directly to users, including clinics and physician's offices; and local, regional or national home infusion nursing and therapy businesses. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support, specific patient requirements and reputation. There can be no assurance that Priority Healthcare will not encounter increased competition in the future that could adversely affect its business.

Regulation

             The Company, including Priority Healthcare Corporation, is subject to regulation by federal, state and local government agencies. As a result, the Company is required to register for permits and/or licenses with, and comply with certain operating and security standards, of the United States Drug Enforcement Administration, the Food and Drug Administration, and appropriate state agencies. Each of the Company's existing distribution centers is licensed to distribute ethical pharmaceutical products and certain controlled substances in accordance with the requirements of the Controlled Substances Act
of 1970 and the Prescription Drug Marketing Act of 1987.   Similarly, the
health care provider businesses of Priority Healthcare Corporation are licensed by the appropriate state board of pharmacy, department of health, home health agency or related governmental agency. In addition, Priority Healthcare Corporation's physician customers are subject to significant federal and state regulations, including the so called fraud and abuse laws. The fraud and abuse laws impose criminal and civil sanctions on (a) persons who solicit, offer, receive or pay any remuneration in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or similar state programs and (b) physicians who make referrals for clinical laboratory or certain designated health services to entities with which the physician has a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation.

             Failure to comply with these laws and regulations could subject the Company to significant civil sanctions, especially under the strict liability standards imposed by the Controlled Substances Act and the broad scope of coverage imposed by the fraud and abuse laws. The Company believes it complies in all material respects with applicable laws and regulations.
Because the health care industry will continue to be subject to substantial regulations, however, the Company can give no assurance that its activities will not be reviewed or challenged by regulatory agencies in the future.

Industry Overview

             The wholesale drug industry in the United States continues to experience significant growth. As reported by the National Wholesale Druggists' Association, industry sales have grown from $30.2 billion in 1990 to approximately $55 billion in 1995, a compound annual growth rate of 13%. Today, industry analysts estimate approximately 85% of pharmaceutical manufacturers distribute through wholesalers compared to less than 60% in 1980. Order processing, inventory management and product delivery by wholesale distributors allow manufacturers to better allocate their resources to research and development, manufacturing and marketing their products. Customers benefit from wholesale distribution by having access to a single supply source for a full line of pharmaceutical and health care products from hundreds of individual manufacturers. Further, inventory costs are lower, delivery is more timely and efficient, and purchasing and inventory information improved. Customers additionally benefit from the range of value added programs developed by wholesale drug distributors that are targeted to their specific needs which, in turn, reduce their costs and increase their operating efficiencies.

             The alternate care/alternate site industry is comprised of health care distributors and providers serving health care facilities outside the hospital environment, including physicians' offices, clinics and patients' homes. The shift from the hospital has occurred primarily as a result of cost containment pressures exerted by payers and the improvement in the treatment of various types of diseases in alternate care/alternate site facilities.
These facilities administer pharmaceutical drugs and related medical supplies to patients who generally require dialysis therapy for treatment of kidney failure, chemotherapy for treatment of cancer or infusion therapy for treatment of a number of conditions, including infectious diseases such as HIV and hepatitis. The combined market for alternate care/alternate site distributors and providers serving dialysis, cancer and infusion therapy facilities is much smaller than the market being served by the wholesale drug industry. These three markets are expected to continue to grow, however, as more health care services are shifted from the hospital to the alternate care/alternate site facility. At the same time, the consolidation exhibited within each market the past few years is also expected to continue. See, also, Competition in Part I,
Item 1, which is incorporated herein by reference.

             Industry experts believe that the pharmaceutical industry, including drug wholesalers and related health care distributors and providers, will continue to grow as a result of the following trends:

Aging Population.

             The number of individuals over 65 in the United States has grown 23% from approximately 26 million in 1980 to approximately 32 million in 1990 and is projected in increase an additional 9% to more than 35 million by the year 2000. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total health care expenditures by the end of the decade.

Introduction of New Pharmaceuticals.

             Traditional research and development as well as the advent of new research and production methods, such as biotechnology, continue to generate new compounds that are more effective in treating diseases. These compounds have been responsible for significant increases in pharmaceutical sales. The Company believes that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to the continued growth of the industry. While national attention has recently been focused on the overall increase in aggregate health care costs, drug therapy has had a beneficial impact on such costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for less than 9% of overall health care costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost effective drug therapies. Analysts expect the overall sales of pharmaceuticals to continue double-digit increases through the year 2000.

Managed Care Market.

             To remain competitive, pharmaceutical manufacturers are required to sell their products to the managed care market, wherein employers negotiate discounts from health care providers by committing to long-term contracts involving thousands of patients. Health care costs are linked more tightly to the provision of managed health care services, especially with hospitals and doctors, than under traditional medical insurance plans. Managed care organizations generally provide full coverage for prescription drugs to lower health care costs by improving access to medical treatment rather than delaying treatment until more expensive services are required. The costs associated with the prescription drug benefit are monitored by the managed care organization primarily through the establishment of tightly controlled formularies of approved prescription drugs, including generic substitutes, and by drug utilization review procedures wherein physicians' prescribing practices and patients' usage are closely scrutinized.

Increased Use of Generic Drugs.

             The growth of managed care's influence on pharmacy along with the introduction of generic equivalent products for many top selling brand name drugs has caused the generic market to grow substantially. In the next five years, the size of the market is expected to nearly double from $3.8 billion to $6.5 billion.

Pharmaceutical Price Increases.

              As a result of competitive market-driven cost containment measures implemented by both the private and public sectors during the past three years, pharmaceutical price increases are significantly less than in prior years. Nevertheless, analysts estimate that price increases by pharmaceutical manufacturers will continue to equal or exceed the overall Consumer Price Index which is due in large part to relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the research and development, clinical testing and FDA approval of new products.

Continued Industry Consolidation.

              In response to cost containment pressure from private and governmental payers and the current focus on health care reform in the United States, there has been significant consolidation within the industry during the past two years at the manufacturer, wholesaler and customer levels. Pharmaceutical manufacturers have consolidated to reduce operating expenses, gain access to new drugs in the pipeline and enhance marketing efforts in a managed care environment. Likewise, chain drug stores are continuing to purchase independent drug stores and, in some cases, other drug chains. Independent drug stores are also consolidating into regional and national affiliations. At the same time that sales through the wholesale drug industry have increased, the number of pharmaceutical wholesalers in the United States has decreased from 139 in 1980 to less than 50 at the end of 1995. During 1996, it is estimated that the six national wholesalers will distribute nearly 85% of the prescription drugs in the United States.

Manufacturers' Pricing and Distribution Policies.

             Some manufacturers distribute their products solely through franchised wholesalers, while others also sell directly to retailers. Functional price discounts to wholesalers are offered by many manufacturers. A limited number of manufacturers have a one-price system of distribution and sell directly to wholesalers and retailers at the same price. The Company does not transact as much business with direct selling manufacturers that have adopted a one-price system. In recent years, certain manufacturers have adopted wholesaler only policies, while certain other manufacturers have adopted one-price systems for wholesalers and retailers. Although pharmaceutical manufacturers may adopt one-price systems in the future, or may be required to pursuant to federal or state legislation, such developments have not had a material adverse effect on the Company's business in the past. See, also, Note 12 - Legal Proceedings in the Company's financial statements, which is incorporated herein by reference.

             In response to the above trends, the Company has focused its efforts on higher margin direct store delivery sales, alternate care/alternate site sales, managed care sales, better asset and cash flow management, and containment of selling, general and administrative expenses through improved technology, consolidation of distribution centers and increased sales through market expansion and acquisitions.

Item 2.      PROPERTIES.

             The Company currently has 10 operating divisions, nine wholly-owned subsidiaries, and 12 distribution centers that have warehouse and delivery facilities. Each center has been constructed or adapted to the Company's specifications for climate control, alarm systems and segregated security areas for controlled substances. The Company utilizes modern warehousing techniques and equipment designed to accommodate both the wholesale drug and alternate care/alternate site customers. At each location, a manager supervises warehouse, delivery and local sales functions. The Company utilizes owned vans and trucks, contract carriers, common carriers and couriers to deliver its products. The Company believes that its properties are adequate to serve the Company's current and anticipated needs without making capital expenditures materially higher than historical levels. See, also, Note 9 -Commitments in the Company's financial statements, which is incorporated herein by reference.

                 These distribution centers are listed below:

                                                                SQUARE                               OWNED OR
                  LOCATION                                      FOOTAGE                               LEASED
                  --------                                      -------                               ------

       Altamonte Springs, FL                                     33,000                               Leased
       Austell, GA                                               56,160                               Leased
       Dallas, TX                                                44,000                                Owned
       Houston, TX                                               15,000                               Leased
       Indianapolis, IN                                          57,200                                Owned
       Middletown, PA                                            40,650                               Leased
       Orange, CT                                               185,000                                Owned
       Orlando, FL                                               94,600                                Owned
       Portland, ME                                              60,000                                Owned
       San Dimas, CA                                             65,400                               Leased
       Santa Ana, CA                                             11,941                               Leased
       Shelby, NC                                               103,500                                Owned

             The Company's owned, 60,000 square foot facility in Brockton, MA is scheduled for consolidation during the first quarter of 1996 and will be sold or leased thereafter.

             In addition, the Company purchased its corporate offices in Indianapolis, IN from a partnership controlled by the Company's principal shareholder at its fair market value. Prior to the purchase, the Company leased the building under a capital lease. This building provides 32,000 square feet of office space for the accounting, contracts, credit, human resources, information systems and purchasing departments. The Company also leases 8,000 square feet of office space located in Indianapolis, IN. This office currently houses certain of the Company's executive officers and related
staff.    The National Infusion Services, Inc. subsidiary leases 4,810 square feet of office and medical building space in Indianapolis, IN.

Item 3.      LEGAL PROCEEDINGS.

             The Company is subject to ordinary and routine litigation incidental to its business, none of which is material to the Company's results of operations or financial condition. See, also, Note 12 - Legal Proceedings in the Company's financial statements, which is incorporated herein by reference.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             No matters were submitted during the fourth quarter of 1995 to a vote of security holders of the registrant, through the solicitation of proxies or otherwise.

Executive Officers.

             The following is a list of the Company's executive officers, their ages and their positions held by the named individuals. These positions may exclude other positions held with subsidiaries of the Company. These executive officers serve at the discretion of the Board. There is no family relationship between any of the executive officers of the Company.

                 NAME                              AGE                       POSITION
                 ----                              ---                       --------

             William E. Bindley                    55               Chairman of the Board, Chief
                                                                    Executive Officer, and President
             Keith W. Burks                        38               Executive Vice President
             Michael D. McCormick                  48               Executive Vice President, General
                                                                    Counsel, and Secretary
             Thomas J. Salentine                   56               Executive Vice President, Chief
                                                                    Financial Officer
             Gregory S. Beyerl                     38               Vice President and Controller
             Michael L. Shinn                      41               Treasurer
             Thomas G. Slama, M.D.                 49               President and Chief Executive
                                                                    Officer of National Infusion Services,
                                                                    Inc.

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


             (Pursuant to general Instruction (G)(3) of Form 10-K, the foregoing information pertaining to executive officers who are not standing for election as members of the Board of Directors is included as an un-numbered
Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.)

                                    PART II

Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

             The Company's common stock, $.01 par value, is traded on the New
York Stock Exchange under the symbol "BDY".   Prior to listing on the New York
Stock Exchange, the common stock was quoted on the NASDAQ National Market System under the symbol "BIND". The following table reflects the range of the reported high and low prices for the Company's common stock as reported on the New York Stock Exchange from August 2, 1995 through December 31, 1995 and on the NASDAQ National Market prior thereto.


                         1995                              HIGH             LOW
               January 1 - March 31                      $16.13           $13.75
               April 1 - June 30                         $16.13           $14.50
               July 1 - September 30                     $19.00           $15.25
               October 1 - December 31                   $18.38           $14.75

                          1994                             HIGH             LOW
               January 1 - March 31                      $14.00           $11.88
               April 1 - June 30                         $13.25           $11.13
               July 1 - September 30                     $14.75           $11.25
               October 1 - December 31                   $15.63           $11.75


             At March 15, 1996 there were outstanding 11,345,847 shares of the Company's common stock, which were held by approximately 800 holders of record.

             The Company has paid cash dividends on its common stock of 1-1/2 cents per share on twelve different quarterly dates for the period beginning September 5, 1990 and ending June 30, 1993. This dividend was increased to 2 cents per share for cash dividends paid on 11 different quarterly dates for the period beginning September 7, 1993 and ending March 25, 1996. Prior to September 5, 1990, the Company had not declared a cash dividend on its common stock. Future dividends will be paid in accordance with declarations by the Board of Directors in its sole discretion. The Company's primary bank line of credit agreement requires the Company to maintain specified levels of working capital and net worth, which may limit the Company's ability to pay dividends in the future.

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


            Five Year Financial Review and Selected Financial Data
                       BINDLEY WESTERN INDUSTRIES, INC.



(in thousands, except share data)
---------------------------------------------------------------------------------------------------------------
                                             1995          1994          1993          1992           1991
---------------------------------------------------------------------------------------------------------------
Net sales                               $4,670,153    $4,034,107    $3,426,097      $2,911,741     $2,392,801
Other income                                 2,322         3,317         4,363           3,578          4,164
Cost of products sold                    4,565,750     3,945,172     3,350,119       2,844,880      2,334,669
Selling, general and administrative         62,555        50,279        43,322          36,707         27,419
Other expenses                              16,406        16,998        20,601          17,761         17,141

Earnings before income taxes
 and cumulative effect of
 change in accounting principle             27,764        24,975        16,418          15,971         17,736
Provision for income taxes                  11,383        10,240         6,854           5,590          6,376
Net earnings before
 Cumulative effect of change
 in accounting principle                    16,381        14,735         9,564          10,381         11,360
 Cumulative effect of change
 in accounting principle                                                                 2,510
Net Earnings                                16,381        14,735         9,564          12,891         11,360

Earnings per share:
 Before cumulative effect of change
 in accounting principle
  Primary                               $     1.42    $     1.34    $     0.88      $     1.02     $     1.61
  Fully diluted                               1.27          1.20          0.86            1.00           1.33
 Net earnings
  Primary                                     1.42          1.34          0.88            1.27           1.61
  Fully diluted                               1.27          1.20          0.86            1.21           1.33

Cash dividends declared per
 Common Share                           $     0.08          0.08          0.07            0.06           0.06

Other financial data:
Current assets                          $  772,761    $  736,687    $  665,412      $  555,429     $  431,077
Total assets                               844,103       803,447       732,204         629,759        495,863
Current liabilities                        568,764       547,131       489,904         395,353        341,647
Long-term debt                              69,473        69,461        69,733          69,246         53,660
Total liabilities                          643,343       623,196       566,486         473,072        409,693
Shareholders equity                        200,760       180,251       165,718         156,687         86,170
Book value per share                         17.90         16.64         15.38           14.59          12.54


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

        The discussion and analysis that follows should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS.

         The Company has made several acquisitions which affect the comparison of the results of operations on a year to year basis. All acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired entities are included in the Company's financial statements from the respective dates of acquisition.

         The Company acquired Charise Charles Ltd. (Charise Charles), a wholesale distributor of oncology and renal care pharmaceuticals and biotech drugs on February 28, 1993, and PRN Medical, Inc. (PRN), a wholesale distributor of renal care supplies and dialysis equipment on October 6, 1993.

         On June 23, 1994 the Company formed a new wholly owned subsidiary, Priority Healthcare Corporation (PHC), to provide a greater management focus and an enhanced ability to meet the needs of the higher margin alternate care/alternate site business. The new company, based in Altamonte Springs, FL, was initially comprised of the Charise Charles and PRN divisions of the Company.

         PHC continued to expand through the acquisitions of 3C Medical and the IV One Companies (IV One). The acquisition of 3C Medical, a distributor of hemodialysis products, was effective October 31, 1994. IV One is comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc..
These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy. PHC acquired all of the outstanding stock of IV One in a cash transaction effective January 1, 1995.

         The Company also acquired Kendall Drug Company (Kendall), a wholesale pharmaceutical distributor, effective July 1, 1994.

         Net sales of $4,670 million for 1995 were an increase of 16% over 1994. These sales increases resulted from internal growth and the aforementioned acquisitions of Kendall, 3C and IV One. The internal growth of 12% reflected increased sales to existing customers, the addition of new customers and price increases. The 18% increase of 1994 sales over 1993 was also primarily the result of internal growth and the acquisitions of Charise
Charles, Kendall, 3C and PRN.   The commitment to the direct store delivery
portion of the business continued through 1995 and accounted for 32% and 29% of total sales in 1995 and 1994, respectively. This represented a 25% increase of 1995 direct store sales over 1994 and a 30% increase for 1994 over 1993.

         Gross margin of $104 million in 1995 increased by 17% over 1994,
primarily because of the increase in net sales.    The increase in gross margin
for 1994 over 1993 was also 17%. The primary reason for this increase was also the increase in net sales. Gross margin as a percent of net sales had a slight increase in 1995 to 2.24% from 2.20% in 1994, which had decreased slightly from the 2.22% of 1993. The decrease in 1994 resulted from competitive selling pressures and the timing of purchasing gains associated with pharmaceutical price inflation. In 1995, the pressure on sell side margins continued and the purchasing gains remained relatively constant. However, there was an infusion of higher margins from the recent acquisitions of the alternate care/alternate site businesses of PHC and the commitment to growth of the direct store delivery portion of the business. This growth included a greater emphasis on providing new value added information systems programs, new marketing programs with manufacturers and increased sales of higher margin products such as generics, home health care and private label.

         Other income decreased in 1995 and 1994 as a result of reduced gains on the sale of marketable securities and a decrease in service fee income on certain customer receivable balances.

         Selling, general and administrative (SGA) expenses increased from $43.3 million in 1993 to $50.3 million in 1994 and to $62.6 million in 1995. The increase from 1993 to 1994 included incremental SGA of $3.7 million related to acquisitions. For 1995, the increase attributable to the acquired companies was $6 million. The remainder of the increases resulted from normal inflationary increases and costs to support the growing direct store delivery business of Bindley Western Drug Company and the alternate care/alternate site business of PHC. The cost increases related to the direct store delivery and alternate care/alternate site business include, among others, delivery expense, warehouse expense, and labor costs, which are variable with the level of sales volume. In 1995, SGA expense also included sales and development costs associated with the new information systems and marketing programs and incremental costs associated with the consolidation of the Charlotte division into the expanded facility in Shelby, NC. SGA expenses will continue to increase as direct store delivery and alternate care/alternate site sales increase. However, management remains focused on controlling this increase through improved technology, better asset management and opportunities to consolidate distribution centers.

         Depreciation and amortization increased from $5.7 million in 1993 to $5.8 million in 1994 and to $6.3 million in 1995. These increases were the result of the inclusion of acquired entities and the depreciation and amortization on new facilities and equipment, particularly in management information systems.

         Interest expense for 1993, 1994 and 1995 was $8.1 million, $11.2 million and $10.1 million, respectively. The average short-term borrowings outstanding were $105 million, $142 million and $104 million at an average short-term interest rate of 4.9%, 5.9% and 7.1% for 1993, 1994 and 1995, respectively. In all years, funds received from customers in respect of working capital carrying cost were treated as a reduction of interest expense.

         The 1993 writedown of accounts receivable of $1.42 million represented the Company's remaining exposure from the Reliable bankruptcy claim. Reliable entered bankruptcy on December 9, 1992.

             On February 22, 1995, Pic 'N Save, a 32-store chain based in Jacksonville, FL, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of filing, Pic 'N Save was indebted to the Company in an amount approximating $3.46 million. During 1995, the Company's sales to Pic 'N Save approximated $25 million. These sales were made to Pic 'N Save on a cash basis and the Company is continuing to sell to Pic 'N Save on a cash basis.
The Company believes that its reserves for doubtful accounts should be sufficient to absorb any uncollectible amounts resulting from the Pic 'N Save plan of reorganization.

         The restructuring charge of $5.39 million in 1993 was attributable primarily to consolidation programs for the Company's East Coast operations which should provide increased efficiency, reduced costs and enhanced data processing based programs for all customer categories. This charge included lease commitments to third parties, writedowns of various assets to realizable values and facilities consolidation costs. The charge was comprised of noncash asset writedowns of approximately $2.7 million, product consolidation costs of approximately $.3 million and anticipated probable cash expenditures of $2.4 million related to payments on lease commitments, data processing and inventory conversion costs and other employee costs. The anticipated probable cash expenditures will be funded from operating revenues. The Company believes that, as of December 31, 1995, the consolidation of the East Coast operations was on schedule and the Company had expended $1.8 million of the probable cash expenditures on a basis substantially consistent with the original plan and believes that the $5.39 million charge taken at December 31, 1993 should be sufficient to complete the consolidation.

         The provision for income taxes represented 41.0%, 41.0% and 41.7% of earnings before taxes in 1995, 1994 and 1993, respectively. The 1993 rate included the effect of the statutory rate increase on the Company's deferred tax liabilities at the beginning of 1993. In accordance with the provisions of Statement of Accounting Standards No. 109 "Accounting for Income Taxes," the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company's assets and liabilities.

         The Company is considering a pro rata distribution to its shareholders of all of the stock of PHC. The proposed spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to, among other business considerations, obtaining a favorable tax ruling and compliance with applicable securities and other governmental regulations.

LIQUIDITY-CAPITAL RESOURCES.

         The Company's operations provided $63 million in cash for the year ended December 31, 1995. The source of funds was primarily a result of a reduction in merchandise inventory and an increase in accounts payable. These sources were partially offset by an increase in accounts receivable. The decrease in merchandise inventories resulted from management's efforts to control inventory levels to minimize carrying costs and maximize purchasing opportunities while the increase in accounts payable was attributed to the timing of payment terms. The increase in accounts receivable resulted from the increase in the current year sales.

         Capital expenditures, predominantly for the expansion and automation of existing warehouses and the investment in additional management information systems, were $7.9 million during 1995. Proceeds from the sale of marketable securities during 1995 were $1.3 million. Amounts paid to acquire the stock of the IV One Companies and to satisfy amounts owed pursuant to a prior year acquisition agreement totaled approximately $4.1 million.

         Net decrease in borrowings under the bank credit agreement was $62 million during 1995. At December 31, 1995, the Company had borrowed $74.5 million under the bank credit agreement and had a remaining availability of $175.5 million.

         The Company believes that its cash on hand, cash equivalents, bank line of credit and working capital management efforts are sufficient to meet future working capital requirements. As of December 31, 1995, the Company's short-term bank line of credit was $250,000,000.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The information required by this Item concerning the Directors and nominees for Directors of the Company is incorporated herein by reference to the Company's definitive Proxy Statement for its 1996 annual meeting of common shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is also included under "Executive Officers " at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.     EXECUTIVE COMPENSATION.

             The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        The documents listed below are filed as a part of this report except as otherwise indicated:

            (a) 1. FINANCIAL STATEMENTS. The following described financial statements, required to be filed by Item 8 and incorporated therein by reference are set forth on pages F-1 though F-16.



            Report of Independent Accountants                      22
            Statements of Earnings for each of the three years
              in the period ended December 31, 1995                23
            Balance Sheets as of December 31, 1995 and 1994        24
            Statements of Cash Flows for each of the three years
              in the period ended December 31, 1995                25
            Statements of Shareholders' Equity for each of the
              three years in the period ended December 31, 1995    26
            Notes to Consolidated Financial Statements             27 to 37

            (a) 2. FINANCIAL STATEMENT SCHEDULES. No financial statement schedules are included as the information required by Rule 5-04 is not applicable, or is not material.

            (a) 3. EXHIBITS. The list of exhibits filed as part of this report is incorporated herein by reference to the Index to Exhibits at Page 39.

            (b) 4. No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report.

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Bindley Western Industries, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 on page 21 present fairly, in all material respects, the financial position of Bindley Western Industries, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Indianapolis, Indiana
February 28, 1996

                       CONSOLIDATED STATEMENTS OF EARNINGS
               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES


FOR THE YEARS ENDED DECEMBER 31,                         1995                    1994                    1993
(In thousands, except share data)


Revenues:
  Net sales                                     $   4,670,153           $   4,034,107            $  3,426,097
  Other income                                          2,322                   3,317                   4,363
                                                -------------           -------------            ------------
                                                    4,672,475               4,037,424               3,430,460


Cost and expenses:
  Cost of products sold                             4,565,750               3,945,172               3,350,119
  Selling, general and administrative                  62,555                  50,279                  43,322
  Depreciation and amortization                         6,279                   5,813                   5,671
  Interest                                             10,127                  11,185                   8,122
  Write down of accounts receivable                                                                     1,420
  Restructuring charge                                                                                  5,388
                                                -------------           -------------            ------------
                                                    4,644,711               4,012,449               3,414,042

Earnings before income taxes                           27,764                  24,975                  16,418
                                                -------------           -------------            ------------

Provisions for income taxes:
  Current                                              13,944                  11,800                   8,193
  Deferred                                             (2,561)                 (1,560)                 (1,339)
                                                -------------           -------------            ------------
                                                       11,383                  10,240                   6,854
                                                -------------           -------------            ------------
Net earnings                                     $     16,381           $      14,735            $      9,564
                                                =============           =============            ============

Earnings per share:
  Primary                                        $       1.42           $        1.34            $       0.88
  Fully diluted                                          1.27                    1.20                    0.86


Average shares outstanding:
  Primary                                          11,529,092              11,035,912              10,915,751
  Fully diluted                                    15,042,597              14,539,770              14,315,902



         (See accompanying notes to consolidated financial statements)

                         CONSOLIDATED BALANCE SHEETS
              BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

DECEMBER 31,                                                         1995          1994
(In thousands, except share data)

ASSETS
Current assets:
 Cash                                                            $ 34,819      $ 39,840
 Short-term investments                                                           1,024
 Accounts receivable, less allowance for doubtful
  accounts of $3,057 for 1995 and $2,455 for 1994                 397,924       318,344
 Finished goods inventory                                         332,054       374,557
 Other current assets                                               7,964         2,922
                                                                 --------      --------
                                                                  772,761       736,687
                                                                 --------      --------
 Other assets                                                       1,220         1,430
                                                                 --------      --------
 Fixed assets, at cost                                             59,468        53,983
 Less: accumulated depreciation                                   (18,736)      (16,250)
                                                                 --------      --------
                                                                   40,732        37,733
                                                                 --------      --------
 Intangibles                                                       29,390        27,597
                                                                 --------      --------

  TOTAL ASSETS                                                   $844,103      $803,447
                                                                 ========      ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term borrowings                                           $ 74,500      $136,500
 Accounts payable                                                 491,844       404,813
 Deferred income taxes                                             (4,605)       (3,542)
 Other current liabilities                                          7,025         9,360
                                                                 --------      --------
                                                                  568,764       547,131
                                                                 --------      --------
Long-term debt                                                     69,473        69,461
                                                                 --------      --------
Deferred income taxes                                               5,106         6,604
                                                                 --------      --------


Shareholders' equity:
 Common stock, $.01 par value-authorized 30,000,000 shares;
  issued 11,562,388 and 11,179,994 shares, respectively             3,313         3,310
 Special shares, $.01 par value-authorized 1,000,000 shares
 Additional paid in capital                                        87,707        82,652
 Retained earnings                                                112,890        97,439
                                                                 --------      --------
                                                                  203,910       183,401
                                                                 --------      --------
 Less: 348,291 shares in treasury-at cost                          (3,150)       (3,150)
                                                                 --------      --------
 Total shareholders' equity                                       200,760       180,251
                                                                 --------      --------
Commitments and contingencies
                                                                 --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $844,103      $803,447
                                                                 ========      ========

         (See accompanying notes to consolidated financial statements)

                    Consolidated Statements Of Cash Flows
              Bindley Western Industries, Inc. And Subsidiaries



FOR YEARS ENDED DECEMBER 31,                            1995                 1994                1993
(In thousands)
Cash flow from operating activities:
 Net income                                          $    16,381       $    14,735           $   9,564

 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
  Depreciation and amortization                            6,279             5,813               5,671
  Deferred income taxes                                   (2,561)           (1,560)             (1,339)
  Writedown of accounts receivable                                                               1,420
  Loss (gain) on sale of marketable securities               (96)             (183)             (1,450)
  Loss (gain) on sale of fixed assets                        (27)              (57)                  3
  Restructuring charge                                                                           5,388

Change in assets and liabilities,
 net of acquisitions:
  Accounts receivable                                    (78,183)            6,327             (74,308)
  Finished goods inventory                                42,953           (46,987)            (24,535)
  Accounts payable                                        85,781             6,876              17,485
  Other current assets and liabilities                    (7,537)            2,849              (2,838)

  Net cash provided (used) by operating              -----------       -----------           ---------
   activities                                             62,990           (12,187)            (64,939)
                                                     -----------       -----------           ---------


Cash flow from investing activities:
  Purchase of fixed assets and other assets               (7,922)           (3,575)             (5,738)
  Proceeds from sale of fixed assets                         597               491               1,769
  Proceeds from sale of investment securities              1,299             3,793              12,871
  Acquisition of businesses                               (4,125)          (10,361)             (5,980)
                                                     -----------       -----------           ---------
  Net cash provided (used) by investing activities       (10,151)           (9,652)              2,922
                                                     -----------       -----------           ---------

Cash flow from financing activities:
  Proceeds from sale of stock                              5,058               717                 284
  Addition (reduction) of long-term debt                      12              (272)                487
  Proceeds under line of credit agreement              1,049,000         1,184,500             984,000
  Payments under line of credit agreement             (1,111,000)       (1,156,000)           (921,000)
  Dividends                                                 (930)             (919)               (817)

  Net cash provided (used) by financing              -----------       -----------           ---------
   activities                                            (57,860)           28,026              62,954
                                                     -----------       -----------           ---------

Net increase (decrease) in cash                           (5,021)            6,187                 937
Cash at beginning of year                                 39,840            33,653              32,716
                                                     -----------       -----------           ---------

Cash at end of year                                  $    34,819       $    39,840           $  33,653
                                                     ===========       ===========           =========

         (See accompanying notes to consolidated financial statements)

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

                           Common Stock                  Treasury Stock
                    ---------------------------------------------------------------


                                                                                     Additional
                             Shares                      Shares                         Paid in        Retained      Shareholders'
                        Outstanding       Amount    Outstanding           Amount        Capital        Earnings            Equity
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except
 share data)

Balances at
 December 31, 1992       11,089,834     $  3,309        348,291         $(3,150)        $81,652        $ 74,876         $  156,687

Net earnings                                                                                              9,564              9,564
Dividends                                                                                                  (817)              (817)
Shares issued upon
 exercise of
 stock options               31,100                                                         284                                284
                         ----------     --------        -------         --------        -------         --------        ----------
Balances at
 December 31, 1993       11,120,934        3,309        348,291          (3,150)         81,936          83,623            165,718
Net earnings                                                                                             14,735             14,735
Dividends                                                                                                  (919)              (919)
Shares issued upon
 exercise of
 stock options               44,060            1                                            521                                522
Shares issued upon
 acquisition of
 business                    15,000                                                         195                                195
                         ----------     --------        -------         ---------       -------         --------        ----------
Balances at
 December 31, 1994       11,179,994        3,310        348,291          (3,150)         82,652          97,439            180,251

Net earnings                                                                                             16,381             16,381
Dividends                                                                                                  (930)              (930)
Shares issued upon
 exercise of
  Stock options             382,394            3                                          5,055                              5,058
                         ----------     ---------       -------         ---------       -------         --------        ----------
Balances at
 December 31, 1995       11,562,388     $  3,313        348,291         $(3,150)        $87,707        $112,890         $  200,760
                         ==========     ========        =======         ========        =======        ========         ==========


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

         MARKETABLE SECURITIES. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" (SFAS 115).   This statement was
adopted prospectively, and had no impact on earnings.

         This statement requires the classification of certain debt and equity securities as either held to maturity, available for sale, or trading. Held to maturity securities are reported at amortized cost while available for sale and trading securities are reported at fair value. The cost of marketable securities sold is determined on the specific identification method. Prior to adoption, marketable securities were carried at amortized cost.

         INVENTORIES. Inventories are stated on the basis of lower of cost or market using the first-in, first-out (FIFO) method.

         FIXED ASSETS. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:

                                                Estimated useful life (years)
Buildings and furnishings                          5-35
Leasehold improvements                             3-20
Transportation and other equipment                 3-20


         DEBT ISSUE COSTS. Debt issue costs are amortized on a straight-line basis over the life of the Convertible Subordinated Debentures (Debentures).

         INTANGIBLES. Intangibles, including goodwill, generated from the acquired companies are amortized on the straight-line method over periods of 11 to 40 years.

         EARNINGS PER SHARE.   Primary earnings per share are computed based on
the average number of shares of common stock and equivalents outstanding during the year. Common stock equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect. Fully diluted earnings per share are computed based on the average number of shares of common stock assumed to be outstanding during the year, as if the Debentures had been converted into common stock and after giving effect to the elimination of interest expense, net of tax benefit, applicable to the Debentures.

         INCOME TAXES. In accordance with the provisions of Statement of Accounting Standards No. 109 "Accounting for Income Taxes," the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company's assets and liabilities.

         The 1992 adoption of SFAS 109 resulted in an after-tax increase to net earnings of $2,510,000. This amount is reflected in 1992 net income as the effect of a change in accounting principle.

         USE OF ESTIMATES. The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates made by management. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash, accounts receivable, short-term borrowings, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments. The fair market values of marketable securities and long term debt were determined based on market quoted rates and are disclosed in Notes 3 and 6, respectively.

NOTE 2 - SHORT-TERM BORROWINGS

         The Company's short-term bank line of credit was $250,000,000 as of December 31,1995. The line was available, as necessary, for general corporate purposes at rates based upon prevailing money market rates. $74,500,000 was borrowed under the short-term bank line of credit at a rate of 6.9% at December 31, 1995. $136,500,000 was borrowed under the short-term bank line of credit at a rate of 6.9% at December 31, 1994. $108,000,000 was borrowed under the short-term bank line of credit at a rate of 4.9% at December 31, 1993.

         No compensating balance is required on the line. Certain conditions relating to the maintenance of working capital, net worth and corporate existence have been imposed by the lenders.

         A summary of 1995, 1994 and 1993 borrowings follows:

                                       Maximum short-term                   Average                  Average
       Year                                    borrowings                borrowings            interest rate
-------------------------------------------------------------------------------------------------------------------
       (in thousands)
       1995                                      $189,500                  $104,465                    7.1%
       1994                                      $240,000                  $142,275                    5.9%
       1993                                      $149,500                  $104,842                    4.9%

 NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT INCOME

         At December 31, 1995, the Company had liquidated substantially all of its investments in debt and equity securities. The proceeds from the 1995 sales of securities classified as available for sale approximated their amortized cost.

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

         The components of other income were as follows:


       DECEMBER 31,                                  1995                      1994                     1993
-------------------------------------------------------------------------------------------------------------
       (in thousands)
       Interest income                          $   2,194                 $   3,076               $   2,832
       Dividends                                       32                         1                      54
       Realized gains
         and losses, net                               96                       240                   1,477
                           ----------------------------------------------------------------------------------
                                                $   2,322                 $   3,317               $   4,363
                           ==================================================================================


NOTE 4 - FIXED ASSETS

       DECEMBER 31,                                                   1995                             1994
-------------------------------------------------------------------------------------------------------------
       (in thousands)
       Land                                                 $        2,919                  $         2,833
       Buildings and furnishings                                    22,864                           18,361
       Capitalized lease                                                                              1,390
       Leasehold improvements                                        2,556                            3,071
       Transportation and
          other equipment                                           31,129                           28,328
                           ----------------------------------------------------------------------------------
                                                                    59,468                           53,983
       Less: Accumulated
          depreciation                                             (18,736)                         (16,250)
                           ----------------------------------------------------------------------------------
                                                             $      40,732                     $     37,733
                           ==================================================================================

NOTE 5 - INCOME TAXES

        The provision for income taxes includes state income taxes of $1,925,000, $1,850,000 and $1,225,000 in 1995, 1994 and 1993, respectively.

        The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

       YEAR ENDED DECEMBER 31,                                           1995                 1994             1993
--------------------------------------------------------------------------------------------------------------------
       Percentage of earnings before taxes:
       U.S. federal statutory rate                                      35.0%                35.0%             35.0%
       State and local taxes on income, net of
          federal income tax benefit                                     4.5%                 4.8%              4.8%
       Other                                                             1.5%                 1.2%              1.9%
                           ------------------------------------------------------------------------------------------
       Effective rate                                                   41.0%                41.0%             41.7%
                           ==========================================================================================

         Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1995 and 1994:

       Deferred tax assets:                                           1995               1994
                                                                      ----               ----
         Current:
            Accounts receivable                                   $  4,893           $  3,846
            Inventories                                                677                888
            Restructuring costs                                        255                473
            Other, net                                               1,176                731
                                                            ---------------------------------
       Subtotal                                                      7,001              5,938

         Long-term:
            Acquired net operating loss benefits                       539                596
            Customer lists                                             278                403
            Other, net                                               1,022                669
                                                            ---------------------------------
       Subtotal                                                      1,839              1,668
                                                            ---------------------------------
       Total deferred tax assets                                  $  8,840           $  7,606
                                                            =================================
       Deferred tax liabilities:
        Current:
          Change in tax method for inventories                    $  2,396           $  2,396
                                                            ---------------------------------
       Subtotal                                                      2,396              2,396

       Long-term:
         Fixed assets                                                3,486              3,001
         Change in tax method for inventories                        2,396              4,793
         Other, net                                                  1,063                478
                                                           ----------------------------------
       Subtotal                                                      6,945              8,272
                                                           ----------------------------------
       Total deferred tax liabilities                             $  9,341           $ 10,668
                                                           ==================================

         During 1992, the Company adopted the FIFO method of valuing inventories for tax purposes. Prior to 1992, the Company used the LIFO method of valuing inventories for tax purposes. The transition rules allow for the Company to implement this change in accounting for tax purposes on a pro-rata basis over the years 1992 through 1997.

         In connection with the acquisition of Goold, the Company acquired federal net operating loss carryforwards of $2,318,468. Due to certain tax law limitations, annual utilization of the carryforward is limited to $162,945.
The remaining tax loss carryforward at December 31, 1995 is $1,704,188. The carryover period expires in 2006.

NOTE 6 - LONG-TERM DEBT

         The primary component of long-term debt at December 31, 1995 is $67,350,000 of Debentures. The remaining $2,123,000 is comprised of non-voting (mandatorily redeemable) preferred stock, mortgage obligations, and certain other debt related to the purchase of the IV One Companies.

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

         The market value of the 6.50% Debentures, based upon the publicly quoted rate, was $70,212,375 and $64,487,625 as of December 31, 1995 and December 31, 1994, respectively.

         In 1995, the Company purchased its corporate offices from a partnership controlled by the Company's principal shareholder at its fair market value of $1,450,000. Prior to the purchase, the Company leased the building under a capitalized lease with a minimum annual rental of $111,000 at an implicit rate of 10.5%.

NOTE 7 - PROFIT SHARING PLAN

         The Company and its subsidiaries maintain a qualified Profit Sharing Plan ("Profit Sharing Plan") for eligible employees. All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 21 ("Participant"). The annual contribution of the Company and its subsidiaries to the Profit Sharing Plan is at the discretion of the Board and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The Company's contributions to the plan for the years ended December 31, 1995, 1994 and 1993 were $1,165,550, $933,600 and $961,798, respectively.

         Subject to limitations imposed by the Internal Revenue Code, a Participant may have a whole percentage (ranging from 1% to 13%) of his or her compensation withheld from pay and contributed to the Profit Sharing Plan and make "rollover" contributions to the Profit Sharing Plan of qualifying distributions from other employers' qualified plans.

         A Participant's interest in amounts withheld from his or her pay and contributed to the Profit Sharing Plan or in rollover contributions and in the earnings on those amounts are fully vested at all times. A Participant's interest in employer contributions made on his or her behalf and the earnings on those contributions become 20% vested after three years of service and an additional 20% vested during each of the next four years. A Participant's interest in employer contributions made on his or her behalf and the earnings on those contributions will also become fully vested when the employee retires at age 65 or older, dies or becomes totally disabled.

         All contributions to the Profit Sharing Plan are paid in cash to an Indianapolis bank, as trustee, and are invested by the trustee until distributed to Participants or their beneficiaries. Participants are permitted to direct the trustee as to the investment of their accounts by choosing among several investment funds that are offered under the Profit Sharing Plan, including one fund consisting of common stock of the Company. Participants may elect to invest in one fund or a combination of the available funds according to their investment goals. If a Participant does not make an investment election, his or her Profit Sharing Plan accounts will be invested in a fund designated by the Company.

         Except in certain cases of financial hardship, a Participant (or his or her beneficiary) receives distributions from the Profit Sharing Plan only at death, retirement or termination of employment. At that time, the value of a Participant's interest in the Profit Sharing Plan is distributed to him or her.

         Effective January 1, 1994, the Company adopted the PRISM Prototype Retirement Plan and Trust, which differs from the prior plan document in the following respects: (a) the Company's contribution is discretionary instead of mandatory; (b) Participants' forfeitures are used to reduce the Company's contribution instead of being allocated prorata among the remaining Participants; (c) the type and number of investment alternatives available for Participants; and (d) the entry dates for new Participants now include April 1 and October 1. Generally, the new plan is considered an improvement in terms of administration, cost and Participant access.

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

         On May 20, 1993, the Company's shareholders approved the 1993 Stock Option and Incentive Plan authorizing 1,000,000 shares of the Company's common stock for sale or award to officers and key employees (including any such officer or employee who holds at least 10% of the Company's common stock) as stock options or restricted stock. No further awards will be made from the shares of common stock that remained available for grants under prior stock option plans.

         On May 19, 1994, the Company's shareholders approved amendments to the Company's 1983 Incentive Stock Option Plan, the 1983 Nonqualified Stock Option Plan, the 1987 Stock Option and Incentive Plan and the 1993 Stock Option and Incentive Plan to permit the Company's Compensation and Stock Option Committee of the Board of Directors ("Committee") to allow participants under these plans, including the holders of outstanding options, to exercise an option during its term following cessation of employment by reason of death, disability or retirement. Such amendments also permitted the Committee, in its sole discretion, to change the exercise and termination terms of options granted if such changes are otherwise consistent with applicable federal and state laws. In addition, the 1993 plan was amended to (i) increase from 1,000,000 to 1,500,000 the number of shares authorized for issuance pursuant to awards made under the 1993 plan; (ii) limit to 100,000 shares the number of shares that any one participant may receive under the 1993 plan during any calendar year; and (iii) provide that the Board of Directors may amend the 1993 plan in any respect without shareholder approval, unless such approval is required to comply with Rule 16b-3 under the Securities Exchange Act of 1934 or Section 422 of the Internal Revenue Code of 1986. At its December 6, 1995 meeting, the Company's Board proposed to amend the 1993 Stock Option and Incentive Plan to increase by 1,500,000 the number of shares authorized for issuance pursuant to awards made under the 1993 plan subject to shareholder approval at the Company's May 16, 1996 annual meeting.

   Changes in stock options under all plans are shown below:

                                            NUMBER OF SHARES                   OPTION PRICE PER SHARE

Options outstanding
    at December 31, 1992                         1,407,354                      $5.42  to   $17.00
Forfeited during 1993                              (27,050)                    $12.88  to   $17.00
Granted during 1993                                667,000                     $11.00  to   $12.65
Exercised during 1993                              (31,100)                     $5.84  to   $11.63
                                                  --------

Options outstanding
   at December 31, 1993                          2,016,204                      $5.42  to   $17.00
Forfeited during 1994                              (51,200)                     $6.38  to   $17.00
Granted during 1994                                708,417                     $11.50  to   $14.58
Exercised during 1994                              (43,950)                     $6.38  to   $13.38
                                                 ---------

Options outstanding
   at December 31, 1994                          2,629,471                     $5.42  to   $17.00
Forfeited during 1995                             (102,598)                   $11.50  to   $17.00
Granted during 1995                                647,300                    $14.50  to   $19.39
Exercised during 1995                             (382,394)                    $5.42  to   $17.00
                                                  --------

Options outstanding
   at December 31, 1995                          2,791,779                     $5.42  to   $19.39
                                                 =========

Exercisable
   at December 31, 1995                          1,688,044
                                                 =========

Available for grant
   at December 31, 1995                          1,138,331
                                                 =========

         In certain cases, the exercise of stock options results in state and federal income tax deductions to the Company on the difference between the market price at the date of exercise and the option price. The tax benefits obtained from these deductions are included in additional paid in capital.

         The Company will continue to apply Accounting Principles Board Opinion No. 25 in accounting for its stock based plans and will implement the disclosure requirements of SFAS 123 "Accounting for Stock Based Compensation" in 1996.

NOTE 9 - COMMITMENTS

         The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2000, with options to renew for various periods. Minimum commitments under leases aggregate $4,959,607 through 2000.

         The consolidated rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,708,691, $1,500,082 and $1,477,000, respectively, of which approximately $76,875 in 1995, $45,000 in 1994 and $38,000 in 1993 pertained to leases with terms of one year or less.

NOTE 10 -  MAJOR CUSTOMERS

             The Company services customers in 50 states, Puerto Rico, Mexico and Central and South America from its 12 distribution centers located in nine states. Its principal customers are chain drug companies that operate their own warehouses. Other customers include independent drug stores, chain drug stores, hospitals, clinics, HMOs, state and federal government agencies, and other health care providers. Sales were made to three customers in 1995 and
two customers in 1994 and 1993 in amounts exceeding 10% of net sales.   Sales
to these customers aggregated 44%, 33% and 36% of net sales in 1995, 1994 and 1993, respectively. The Company sells inventory to its chain drug warehouse and other customers on various payment terms. This entails accounts receivable exposure, especially if any of its chain warehouse customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers and, when feasible, obtains security interests in the inventory sold, there can be no assurance that the Company will not incur the write-off or writedown of chain drug accounts receivable in
the future.     In  1993, the Company recorded a writedown of  $1.42 million for Reliable Drug Stores, Inc. which represented the Company's remaining exposure from the Reliable bankruptcy claim.

             On February 22, 1995, Pic 'N Save, a 32 store chain based in Jacksonville, FL, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of filing, Pic 'N Save was indebted to the Company in an amount approximating $3.46 million. During 1995, the Company's sales to Pic 'N Save approximated $25 million. These sales were made to Pic 'N Save on a cash basis and the Company is continuing to sell to Pic 'N Save on a cash basis. The Company believes that its reserves for doubtful accounts should be sufficient to absorb any uncollectible amounts resulting from the Pic 'N Save plan of reorganization.

NOTE 11 - STATEMENT OF CASH FLOWS

         Cash paid for interest expense and income taxes was as follows:

DECEMBER 31,               1995            1994            1993
(in thousands)
Interest                $13,395         $13,679         $10,074
Income Taxes            $16,469         $ 8,003         $12,677


        Presented below is a brief discussion of recent acquisitions by the Company. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis not exceeding 40 years. All acquisitions were treated as purchases and the financial statements include the results of operations from the respective effective date of acquisition. Results of operations of the acquired companies from January 1 of the year of acquisition to the effective dates of the transactions are not material to the consolidated results of operations of the Company for the respective years.

         On February 28, 1993 and October 6, 1993, the Company acquired Charise Charles Ltd., Inc., a wholesale oncology and dialysis products distributor based in Altamonte Springs, FL and PRN Medical, Inc., a wholesale distributor of renal and dialysis supplies and equipment based in Orlando, FL, respectively. The consideration exchanged by the Company for Charise Charles and PRN of approximately $10 million (of which approximately $1.2 million was paid in 1995) exceeded the fair market value of the net assets acquired and resulted in approximately $5.6 million of intangible assets.

         Effective July 1, 1994 and October 31, 1994, the Company purchased Kendall Drug Co. (Kendall), a wholesale pharmaceutical distributor based in Shelby, NC and 3C Medical, Inc. (3C), a distributor of hemodialysis products based in Santa Ana, CA, respectively. The Company expended approximately $8.1 million for the acquisition of Kendall which approximated the fair value of the net assets acquired. The Company exchanged 15,000 shares of its common stock (market value $195,000) and approximately $1.2 million in cash for 3C which exceeded the fair value of the net assets acquired and resulted in approximately $1.1 million of intangible assets.

         Effective January 1, 1995, the Company purchased the IV One Companies
(IV One).   IV One is comprised of IV-1, Inc., IV-One Services, Inc., and
National Pharmacy Providers, Inc.. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion
therapy.   The consideration exchanged for IV One was approximately $2.9 million which exceeded the fair value of net assets acquired and resulted in approximately $2.1 million of intangible assets.

NOTE 12 - LEGAL PROCEEDINGS

         The Company is a defendant in a consolidated class action complaint filed in the United States District Court for the Northern District of Illinois which names Bindley Western, five other pharmaceutical wholesalers and 26 pharmaceutical manufacturers as defendants. Plaintiffs allege that chargeback agreements between pharmaceutical manufacturers and wholesalers are the result of price-fixing agreements in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorneys fees. On November 15, 1994, plaintiffs' motion for class certification was granted, and the certified class consists of all persons or entities who purchased from the manufacturer or wholesaler defendants from October 15, 1989 to the present, with the exception of other manufacturers, other wholesalers, governmental entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Discovery has been concluded and the Court is considering disposition motions. A majority of the manufacturer defendants and the class plaintiffs have reached a settlement agreement, which is subject to court approval after a hearing to consider its proposal. No specific trial date has been set. On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that:
(a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Company's initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court litigation as well as cases which have been filed in various state courts.

         The Company is contesting the consolidated action vigorously and, at the present time, is unable to form a conclusion regarding the likelihood of a favorable or unfavorable outcome. The Company believes, however, that the allegations of liability set forth in the action are without merit as to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition.

         On January 13, 1995, Publix Supermarkets filed a complaint in the United States District Court for the Northern District of Illinois against the manufacturer and wholesaler defendants in the consolidated action, including the Company. The wholesalers, including the Company, have been dismissed from this complaint.

         On March 17, 1995, the Company was served a complaint that was filed in the United States District Court for the Eastern District of Arkansas by 148 independent pharmacies. The complaint names the manufacturer and wholesaler defendants in the consolidated action plus a number of regional wholesalers which sell pharmaceutical drugs in Arkansas. No responsive pleadings have been filed at this time. The Company has been informed by plaintiffs' counsel that the Company will be dismissed as a defendant in their complaint.


NOTE 13 - RESTRUCTURING

         In 1993, the Company provided for a restructuring charge of $5.39 million associated with the consolidation of distribution, accounting and data processing functions for its East Coast operations. This charge included lease commitments to third parties, writedowns of various assets to realizable values and facilities consolidation costs. The charge was comprised of noncash asset writedowns of approximately $2.7 million, product consolidation costs of approximately $.3 million and anticipated probable cash expenditures of $2.4 million related to payments on lease commitments, data processing and inventory conversion costs and other employee costs. The anticipated probable cash expenditures are funded from operating revenues. The Company believes that, as of December 31, 1995, the consolidation of the East Coast operations was on schedule and the Company had expended $1.8 million of the probable cash expenditures on a basis substantially consistent with the original plan and believes that the $5.39 million charge taken at December 31, 1993 should be sufficient to complete the consolidation.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the quarterly financial data for 1995 and 1994.

                                        FIRST               SECOND             THIRD             FOURTH
                                       QUARTER             QUARTER            QUARTER           QUARTER
----------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
       1995
          Net sales                $1,113,717         $1,126,260           $1,121,533      $1,308,643
          Gross margin                 27,008             26,020               24,041          27,335
          Net earnings                  4,196              4,201                3,547           4,436
           Earnings per share:
            Primary                $      .37         $      .37           $      .31      $      .38
            Fully Diluted                 .33                .33                  .28             .34

       1994
          Net sales                $  916,839         $ 986,965            $1,012,641      $1,117,662
          Gross margin                 20,819            20,835                22,649          24,631
          Net earnings                  3,620             3,736                 3,348           4,030
          Earnings per share:
            Primary                $      .33     $         .34            $      .30      $      .36
            Fully Diluted                 .30               .31                   .28             .32

                                   SIGNATURES

             Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BINDLEY WESTERN INDUSTRIES, INC.

                                                By /s/ William E. Bindley
                                                  -----------------------

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                               DATE

/s/ William E. Bindley                            Chairman of the Board and President              March  21, 1996
---------------------------------------           (Principal Executive Officer);
 William E. Bindley                               Director

 /s/ William F. Bindley, II                       Director                                         March 21, 1996
----------------------------------------
 William F. Bindley,  II

/s/ Keith W. Burks                                Executive Vice President; Director               March 21, 1996
----------------------------------------
 Keith W. Burks

/s/ Seth  B. Harris                               Director                                         March 21, 1996
-----------------------------------------
 Seth B. Harris

/s/ Robert L. Koch, II                            Director                                         March  21, 1996
-----------------------------------------
 Robert L. Koch, II

 /s/ Michael D. McCormick                         Executive Vice President, General Counsel        March 21, 1996
-----------------------------------------         and Secretary; Director
 Michael D. McCormick

/s/ J. Timothy  McGinley                          Director                                         March 21, 1996
-----------------------------------------
 J. Timothy McGinley


/s/ James K. Risk, III                            Director                                         March 21, 1996
-----------------------------------------
James H. Risk, III

/s/ Thomas J.  Salentine                           Executive Vice President and Chief              March 21, 1996
 ----------------------------------------          Financial Officer (Principal Accounting
                                                   and Financial Officer); Director
 Thomas J. Salentine

 /s/ Thomas G. Slama                              Chief Executive Officer, National Infusion       March 21, 1996
------------------------------------------        Services, Inc.  Subsidiary; Director
 Thomas G. Slama

/s/ K. Clay Smith                                 Director                                         March  21, 1996
------------------------------------------
 K. Clay Smith


                               INDEX TO EXHIBITS

                                                                                                                    Page No.
                      Exhibit                                                                                         This
                        No.                                           Description                                    Filing
                    ----------                        -------------------------------------------                  ----------
                        3-A          1     (i) Amended and Restated Articles of Incorporation of
                                           Registrant......................................................

                                     2     (ii)Amendment to Restated Articles of Incorporation increasing number of authorized shares.....................................

                                     3     (iii)Amendment to Restated Articles of Incorporation
                                           establishing terms of Class A Preferred Stock...................
                                                                                                                      47
                        3-B                Restated By-Laws of Registrant, as Amended to date..............        ----------------

                        4-A          5     Trust Indenture dated as of September 15, 1992 between
                                           Registrant and Bank One, Indianapolis,
                                           NA..............................................................


                        4-B          6     (i)Amended and Restated Credit Agreement dated as of December
                                           31, 1991 among Registrant and Bank One, Indianapolis, NA, NCNB
                                           Texas National Bank, The Chicago-Tokyo Bank, Mellon Bank, N.A.,
                                           Ameritrust National Bank, Central Indiana, Bank One, Milwaukee,
                                           NA, The Boatmen's National Bank of St. Louis, and Bank One,
                                           Indianapolis, NA, as agent......................................


                                     7     (ii)First Amendment to Amended and Restated Credit Agreement
                                           dated as of March 25, 1991 among Registrant and Bank One,
                                           Indianapolis, NA, NCNB Texas National Bank, The Chicago-Tokyo
                                           Bank, Mellon Bank N.A., Ameritrust National Bank, Central
                                           Indiana, Bank One, Milwaukee, NA, The Boatmen's National Bank of
                                           St. Louis, and Bank One, Indianapolis, NA, as
                                           agent...........................................................

                                                                                                                    Page No.
                      Exhibit                                                                                         This
                        No.                                           Description                                    Filing
                    ----------                        -------------------------------------------                  ----------
                                     8     (iii)Second Amendment to Amended and Restated Credit Agreement
                                           dated as of June 30, 1992 among Registrant and Bank One,
                                           Indianapolis, NA, Nationsbank, The Chicago-Tokyo Bank, Mellon
                                           Bank, N.A., Ameritrust National Bank, Central Indiana, Bank One,
                                           Milwaukee, NA, The Boatmen's National Bank of St. Louis, and
                                           Bank One, Indianapolis, NA, as
                                           agent...........................................................


                                      9    (iv)Third Amendment to Amended and Restated Credit Agreement
                                           dated as of December 31, 1992 among Registrant and Bank One,
                                           Indianapolis, NA, Nationsbank, The Chicago-Tokyo Bank, Mellon
                                           Bank, N.A., Society National Bank of Indiana, Central Indiana,
                                           Bank One, Milwaukee, NA, The Boatmen's National Bank of St.
                                           Louis, and Bank One, Indianapolis, NA, as
                                           agent............................................................

                                     15    (v)Fourth Amendment to Amended and Restated Credit Agreement
                                           dated as of September 27, 1993 among Registrant and Bank One,
                                           Indianapolis, NA, Nationsbank, The Chicago-Tokyo Bank, Mellon
                                           Bank, N.A., Society National Bank of Indiana, Central Indiana,
                                           Bank One, Milwaukee, NA, The Boatmen's National Bank of St.
                                           Louis, and Bank One, Indianapolis, NA, as agent (this exhibit has not been included with this filing but will be provided upon written request to the Registrant's Chief Financial
                                           Officer).........................................................

                                     15    (vi)Fifth Amendment to Amended and Restated Credit Agreement
                                           dated as of December 31, 1993 among Registrant and Bank One,
                                           Indianapolis NA, Nationsbank, The Chicago-Tokyo Bank, Mellon
                                           Bank, N.A., Society National Bank of Indiana, Central Indiana,
                                           Bank One, Milwaukee, NA, The Boatmen's National Bank of St.
                                           Louis, and Bank One, Indianapolis, NA, as agent (this exhibit has not been included with this filing but will be provided upon written request to the Registrant's Chief Financial
                                           Officer).........................................................

                                                                                                                    Page No.
                      Exhibit                                                                                         This
                        No.                                           Description                                    Filing
                    ----------                        -------------------------------------------                  ----------
                                     15    (vii)Sixth Amendment to Amended and Restated Credit Agreement
                                           dated as of February 28, 1994 among Registrant and Bank One,
                                           Indianapolis, NA, Nationsbank of Texas, N.A., The Chicago-Tokyo
                                           Bank, Mellon Bank, N.A., Society National Bank of Indiana, Bank
                                           One, Milwaukee, NA, The Boatmen's National Bank of St. Louis, The
                                           First National Bank of Chicago, Sun Bank, N.A., and Bank One,
                                           Indianapolis, NA, as agent (this exhibit has not been included with this filing but will be provided upon written request to the
                                           Registrant's Chief Financial
                                           Officer).........................................................

                                     15    (viii) Credit Agreement dated as of October 24, 1994 by and among
                                           Registrant and Bank One, Indianapolis, NA, Bank One, Milwaukee,
                                           NA, and Bank One, Indianapolis, NA, as agent (this exhibit has not been included with this filing but will be provided upon written request to the Registrant's Chief Financial
                                           Officer).........................................................

                                     15    (ix) Seventh Amendment to Amended and Restated Credit Agreement
                                           dated as of February 28, 1995 among Registrant and Bank One,
                                           Indianapolis, NA, Nationsbank of Texas, N.A., The Chicago-Tokyo
                                           Bank, Society National Bank of Indiana, Bank One, Milwaukee, NA,
                                           The Boatmen's National Bank of St. Louis, The First National Bank
                                           of Chicago, Sun Bank, N.A.,  The Industrial Bank of Japan,
                                           Limited, and Bank One, Indianapolis, NA, as agent  (this exhibit has not been included in this filing but will be provided upon written request to the Registrant's Chief Financial
                                           Officer).........................................................

                      10-A*          14    (I)1993 Restatement of the Profit Sharing Plan and related Trust of Registrant, as amended to date................................

                                     10    (iii)Employee Benefit Trust Agreement of Registrant dated
                                           November 30, 1990................................................

                                     10    (iv)Deferred Compensation Agreement dated December 31, 1990 between Registrant and William E. Bindley........................

                                      9    (v)Split Dollar Insurance Agreement dated December 11, 1992 between Registrant and William F. Bindley, II and K. Clay Smith
                                           as trustees of the William E. Bindley Irrevocable
                                           Trust............................................................

                                                                                                                    Page No.
                      Exhibit                                                                                         This
                        No.                                           Description                                    Filing
                    ----------                        -------------------------------------------                  ----------
                                      9    (vi)The William E. Bindley Trust Agreement dated December 11,
                                           1992 between William E. Bindley, grantor, and William F. Bindley,
                                           II and K. Clay Smith, trustees...................................

                                     15    (vii)Amendment to Deferred Compensation Agreement between
                                           Registrant and William E.  Bindley...............................

                      10-B*          11    (i)Nonqualified Stock Option Plan of Registrant..................

                                     14    (ii)Amendment to the Nonqualified Stock Option Plan of
                                           Registrant.......................................................

                      10-C*          11    (i)Incentive Stock Option Plan of Registrant.....................

                                     14    (ii)Amendment to the Incentive Stock Option Plan of
                                           Registrant.......................................................

                      10-D*          12    (i)1987 Stock Option and Incentive Plan of Registrant............

                                     13    (ii)Amendment to 1987 Stock Option and Incentive
                                           Plan.............................................................

                                     13    (iii)Outside Directors Stock Option Plan of Registrant...........


                                     14    (iv)Amendment to the 1987 Stock Option and Incentive Plan of
                                           Registrant.......................................................

                      10-E*           9    (i)1993 Stock Option and Incentive Plan of Registrant............

                                     14    (ii)Amendment to the 1993 Stock Option and Incentive Plan of
                                           Registrant.......................................................

                       10-F          11    (i)Lease Agreement dated June 30, 1978 among Western Properties,
                                           Registrant, and Bindley Western Drug Company,
                                           Inc..............................................................

                                     11    (ii)Addendum to Lease Agreement dated September 30, 1982 between
                                           Western Properties and Bindley Western Drug Company,
                                           Inc..............................................................

                                           (iii)Termination of Lease dated September 30, 1995 between
                                           Western Properties and Bindley Western Industries,                        61
                                           Inc..............................................................     -----------------

                                                                                                                    Page No.
                      Exhibit                                                                                         This
                        No.                                           Description                                    Filing
                    ----------                        -------------------------------------------                  ----------
                      10-J*           9    (i)Form of Termination Benefits Agreement, dated as of December
                                           31, 1992, between Registrant and each of William E. Bindley,
                                           Michael D. McCormick, Thomas J. Salentine, George E. Maloof and
                                           Keith W. Burks.................................................

                                           (ii)Termination Benefits Agreement, dated as of February 8, 1996,
                                           between Registrant and Thomas G.                                             63
                                           Slama...........................................................      -----------------

                       10-U          14    Assistance Agreement dated August 11, 1993 between the State of
                                           Connecticut and Registrant......................................

                      10-X*          14    (i)Consulting Agreement, dated January 20, 1994, between George
                                           E. Maloof and Registrant........................................

                                           (ii)Severance Agreement and Release, dated August 31, 1995,                  78
                                           between Registrant and Michael R. Visnich.......................      -----------------

                                           (iii)Employment Agreement, dated February 8, 1996, between                   86
                                           Registrant and Thomas G. Slama..................................      -----------------

                                           (iv)Noncompetition Agreement, dated February 7, 1996, between               106
                                           Registrant and Thomas G. Slama..................................      -----------------

                       10-Y                Collective Bargaining Agreement dated October 21, 1994 between
                                           J.E. Goold & Co. and Truck Drivers, Warehousemen and Helpers                115
                                           Union Local No. 340.............................................       -----------------

                      10-Z*          14    (i)401(k) Profit Sharing Plan (Nonstandardized) Adoption
                                           Agreement of Registrant, effective January
                                           1,1994..........................................................

                                     15    (ii)Amendment to page 4 of the 401(k) Profit Sharing Plan
                                           (Nonstandardized) Adoption Agreement of Registrant, effective
                                           January 1, 1994.................................................

                                           (iii)401(k) Profit Sharing Plan (Nonstandardized) Adoption
                                           Agreement of Registrant, effective January 1,                               175
                                           1996............................................................      -----------------

                                                                                                                    Page No.
                      Exhibit                                                                                         This
                        No.                                           Description                                    Filing
                    ----------                        -------------------------------------------                  ----------
                                           (iv)Amendment to page 6 of the 401(k) Profit Sharing Plan
                                           (Nonstandardized) Adoption Agreement of Registrant, effective            205
                                           January 1, 1996.................................................      -----------------

                      10-AA*         15    (i)Form of Profit Sharing Excess Plan and related Trust between
                                           Registrant and each of William E. Bindley, Keith W. Burks,
                                           Michael D. McCormick, and Thomas J. Salentine...................

                                     15    (ii)Form of 401(k) Excess Plan and Related Trust between
                                           Registrant and each of William E. Bindley, Keith W. Burks,
                                           Michael D. McCormick, and Thomas J. Salentine...................
                                                                                                                    206
                                           (iii)First Amendment to 401(k) Excess Plan......................      -----------------

                      10-BB                Lease Agreement dated February 7, 1996 between North Meridian            209
                                           Medical Realty Company and Registrant...........................      -----------------
                                                                                                                    235
                        21                 List of subsidiaries of  Registrant.............................      -----------------
                                                                                                                    236
                        23                 Written Consent of Price Waterhouse LLP.........................      -----------------
                                                                                                                    237
                        27                 Financial Data Schedule.........................................      -----------------

_______________

*The indicated exhibit is a management contract, compensating plan, or arrangement required to be filed by Item 601 of Regulation S-K.

                 1 The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 is incorporated by reference.

                 2 The copy of this exhibit filed as Exhibit 4(a)(ii) to the Company's Registration Statement on Form S-3 (Registration No. 33-45965) is incorporated by reference.

                 3 The copy of this exhibit filed as exhibit number 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated by reference.

                 4    There is no footnote 4 to this Index To Exhibits.

                 5 The copy of this exhibit filed as Exhibit 4-D to the Company's Registration Statement on Form S-3 (Registration No. 33-50982) is incorporated by reference.

                 6 The copy of this exhibit filed as Exhibit 4-C to the Company's Registration Statement on Form S-3 (Registration No. 33-45965) is incorporated by reference.

                 7 The copy of this exhibit filed as Exhibit 4-C(ii) to the Company's Registration Statement on Form S-3 (Registration No. 33-50982) is incorporated by reference.

                 8 The copy of this exhibit filed as exhibit number 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated by reference.

                 9 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated by reference.

                 10 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated by reference.

                 11 The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 2-84862) is incorporated by reference.

                 12 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated by reference.

                 13 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated by reference.

                 14 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated by reference.

                 15 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated by reference.