Form 10-Q
period 1996-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 1996-05-15
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    March 31, 1996

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


Yes      x          No _________

The number of shares of Common Stock outstanding as of March 31, 1996 was 11,345,847.
               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

            BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                   (000's omitted except share data)
                              (unaudited)

                                                                                Three-month period ended
                                                                                      March 31,
                                                                                   1996               1995

Revenues:
  Net sales                                                              $    1,188,988       $  1,113,717
  Other income                                                                      364                534
                                                                              1,189,352          1,114,251
Cost and expenses:
  Cost of products sold                                                       1,159,562          1,086,709
  Selling, general and administrative                                            17,081             15,672
  Depreciation and amortization                                                   1,634              1,572
  Interest                                                                        3,271              3,186
                                                                              1,181,548          1,107,139

Earnings before income taxes                                                      7,804              7,112


Provision for income taxes                                                        3,200              2,916

Net earnings                                                             $        4,604       $      4,196



Earnings per share:
  Primary                                                                $         0.39       $       0.37
  Fully diluted                                                          $         0.35       $       0.33

Average shares outstanding:
  Primary                                                                    11,850,074         11,357,767
  Fully diluted                                                              15,247,299         14,886,240

                           (See accompanying notes to consolidated financial statements)




              BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                       (000's omitted except share data)
                               (unaudited)

                                                                     March 31,    December 31,
                                                                          1996            1995
ASSETS
Current assets:
 Cash                                                            $      36,920   $      34,819
 Accounts receivable, less allowance for doubtful
  accounts of $2,468 for 1996 and $3,057 for 1995                      321,272         397,924
 Finished goods inventory                                              303,024         332,054
 Other current assets                                                    8,887           7,964
                                                                       670,103         772,761
Other assets                                                             1,176           1,220
Fixed assets, at cost                                                   70,931          59,468
 Less: accumulated depreciation                                       (18,850)        (18,736)
                                                                        52,081          40,732
Intangibles                                                             38,732          29,390
  TOTAL ASSETS                                                   $     762,092   $     844,103

LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                           $     113,500   $      74,500
 Accounts payable                                                      365,431         491,844
 Deferred income taxes                                                 (4,605)         (4,605)
 Other current liabilities                                               5,770           7,025
                                                                       480,096         568,764
Long-term debt                                                          70,870          69,473
Deferred income taxes                                                    4,506           5,106

Shareholders' equity:
   Common stock, $.01 par value authorized 30,000,000 shares;
 issued 11,694,138 and 11,562,388 shares, respectively                   3,315           3,313
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                              89,200          87,707
Retained earnings                                                      117,255         112,890
                                                                       209,770         203,910
Less:  348,291 shares in treasury-at cost                              (3,150)         (3,150)
  Total shareholders' equity                                           206,620         200,760
Commitments and contingencies

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $     762,092  $      844,103

           (See accompanying notes to consolidated financial statements)




            BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (000's omitted except share data)
                             (unaudited)

                                                                               Three-month period ended
                                                                                     March 31,
                                                                                   1996               1995
Cash flow from operating activities:
  Net income                                                               $      4,604       $      4,196
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                                 1,634              1,572
    Deferred income taxes                                                         (600)              (600)
  Loss (gain) on sale of marketable securities                                                        (47)
  Loss (gain) on sale of fixed assets                                               (7)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                                            77,356              9,113
  Finished goods inventory                                                       29,078            104,206
  Accounts payable                                                            (126,497)           (72,780)
  Other current assets and liabilities                                          (2,178)            (8,247)
    Net cash provided (used) by
    operating activities                                                       (16,609)             37,413

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                    (12,392)            (1,604)
  Proceeds from sale of fixed assets                                                  7
  Proceeds from sale of investment securities                                                          376
  Acquisition of business                                                       (9,030)            (3,212)
    Net cash provided (used) by
    investing activities                                                       (21,415)            (4,440)

Cash flow from financing activities:
  Proceeds from sale of stock                                                     1,495                485
  Reduction in long term debt                                                     (131)              (116)
  Proceeds under line of credit agreement                                       305,000            235,000
  Payments under line of credit agreement                                     (266,000)          (266,000)
  Dividends                                                                       (239)              (236)
    Net cash provided (used) by
     financing activities                                                        40,125           (30,867)

Net increase (decrease) in cash                                                   2,101              2,106
Cash at beginning of period                                                      34,819             39,840
Cash at end of period                                                      $     36,920       $     41,946

                    (See accompanying notes to consolidated financial statements)

            BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three month periods ended March 31, 1996 and 1995 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.


2. In January, 1996, the Company's wholly-owned subsidiary, Priority Healthcare Corporation, formed a new subsidiary, National Infusion Services, Inc. (NIS). Effective February 8, 1996 Priority Healthcare Corporation, through its NIS subsidiary, acquired the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. NIS is a physician managed provider of quality care to patients in a variety of settings, including the home, extended care facilities and NIS' state-of-the-art outpatient infusion center in Indianapolis, Indiana.

     The acquisition was accounted for as a purchase and, accordingly, the 1996 financial statements include the results of operations of NIS from the date of acquisition. The Company expended approximately $9.0 million and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets.

3. The Company is a defendant in a consolidated class action complaint(the "Complaint") filed in the United States District Court for the Northern District of Illinois (the "Court") which names Bindley Western, five other pharmaceutical wholesalers and 26 pharmaceutical manufacturers as defendants. Plaintiffs allege that chargeback agreements between pharmaceutical manufacturers and wholesalers are the result of price-fixing agreements in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorneys fees. On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and 26 pharmaceutical manufacturers.
     Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Company's initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court litigation as well as cases which have been filed in various state courts. On April 4, 1996, the Court dismissed the wholesalers as defendants in the Complaint. The Court's decision with respect to the wholesaler defendants may be appealed to the United States Court of Appeals for the Seventh Circuit.

     The Company is unable to form a conclusion regarding the likelihood of a favorable or unfavorable outcome of an appeal. As confirmed by the Court's decision, the Company believes the allegations of liability set forth in the Complaint are without merit as to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition.

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

4. On February 22, 1995, Pic `N Save, a 32 store chain based in Jacksonville, FL, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of filing, Pic 'N Save was indebted to the Company in an amount approximating $3.46 million. At March 31, 1996, the Company believes that its reserves for doubtful accounts are sufficient to absorb any uncollectible amounts resulting from the Pic `N Save plan of reorganization, which was confirmed by the United States Bankruptcy Court for the Middle District of Florida on February 23, 1996. On May 8, 1996, Pic `N Save announced that it was closing all of its remaining stores over a 60-90 day period and that its assets would be liquidated by a third party. Because the Company's post confirmation sales to Pic `N Save required cash-in-advance, the Company has no additional exposure on accounts receivable resulting from the Pic `N Save liquidation.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations.


     In January, 1996, the Company's wholly-owned subsidiary, Priority Healthcare Corporation, formed a new subsidiary, National Infusion Services, Inc. (NIS). Effective February 8, 1996 Priority Healthcare Corporation, through its NIS subsidiary, acquired the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. NIS is a physician managed provider of quality care to patients in a variety of settings, including the home, extended care facilities and NIS' state-of-the-art out patient infusion center in Indianapolis, Indiana. The acquisition was accounted for as a purchase and, accordingly, the 1996 financial statements include the results of operations of NIS from the date of acquisition.

     Net sales for the first quarter increased by 7% from $1,114 million in 1995 to $1,189 million in 1996. Both pharmaceutical price inflation during the period of approximately 4% and volume increases accounted for the net sales increase. The increase reflected strength in most of the Company's operating units, especially the direct store delivery segment. For the 1996 quarter, direct store delivery sales were approximately 35% of total net sales as compared to 32% for the respective 1995 quarter. This represented an increase of 16% over 1995.

     Gross margin of $29.4 million in 1996 increased by 9% over 1995. The increase resulted from the overall increase in net sales and the successful shift in revenue mix to the higher margin alternate care/alternate site and direct store delivery business. This growth increased gross margin as a percent of net sales from 2.43% in 1995 to 2.47% in 1996. The pressure on sell side margins continued to be a significant factor in 1996 and the purchasing gains associated with pharmaceutical price inflation remained relatively constant.

     The decrease in other income resulted from reduced gains associated with the sale of marketable securities and a decrease in service fee income on certain customer receivable balances.

     Selling, general and administration (SGA) expenses increased from $15.7 million in 1995 to $17.1 million in 1996. The increase in 1996 resulted from normal inflationary increases, and costs to support the growing direct store delivery program of Bindley Western Drug Company and the
alternate care/alternate site business of PHC.   The cost increases related to
the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. In 1996, SGA expense also includes non-recurring expenses of approximately $200,000 associated with the closing and consolidation of the Brockton, Massachusetts and the Charlotte, North Carolina distribution centers. These projects were substantially completed in the first quarter of 1996. SGA expenses will continue to increase as direct store delivery and alternate care sales/alternate site sales increase. However, management remains focused on controlling this increase through improved technology, better asset management and opportunities to consolidate distribution centers.

     Depreciation and amortization increased from $1.57 million in 1995 to $1.63 million in 1996 as a result of depreciation and amortization on new facilities, equipment and intangibles.

     Interest expense increased from $3.18 million in 1995 to $3.27 million in 1996. The average short-term borrowings outstanding decreased from $149 million in 1995 to $129 million in 1996 and the average short-term interest rate decreased from 7.2% in 1995 to 6.6% in 1996. Funds received from customers in respect of working capital carrying cost, which are treated as a reduction of interest expense, declined during the period.

     The provision for income taxes represented 41.0% of earnings before taxes in the first quarter of 1996 and 1995.

     On February 22, 1995, Pic `N Save, a 32 store chain based in Jacksonville, FL, filed a petition for reorganization under the federal Bankruptcy Code. As of the date of filing, Pic 'N Save was indebted to the Company in an amount approximating $3.46 million. At March 31, 1996, the Company believes that its reserves for doubtful accounts are sufficient to absorb any uncollectible amounts resulting from the Pic `N Save plan of reorganization, which was confirmed by the United States Bankruptcy Court for the Middle District of Florida on February 23, 1996. On May 8, 1996, Pic `N Save announced that it was closing all of its remaining stores over a 60-90 day period and that its assets would be liquidated by a third party. Because the Company's post confirmation sales to Pic `N Save required cash-in-advance, the Company has no additional exposure on accounts receivable resulting from the Pic `N Save liquidation.

     The Company is still considering a pro rata distribution to its shareholders of all of the stock of PHC. The proposed spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to, among other business considerations, obtaining a favorable tax ruling and compliance with applicable securities and other governmental regulations.

LIQUIDITY-CAPITAL RESOURCES.

     For the three month period ended March 31, 1996, the Company's operations consumed $16.6 million in cash. The use of funds was primarily a result of a reduction of accounts payable. This use was partially offset by the decreases in accounts receivable and merchandise inventories. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

     Capital expenditures, predominantly for the purchase of transportation equipment, the expansion and automation of existing warehouses and the investment in additional management information systems were $12.4 million during the quarter. The Company acquired the assets of NIS for approximately $9.0 million in cash. The Company also incurred a long-term obligation of approximately $1.5 million related to the purchase of NIS.


     The net increase in borrowings under the bank credit agreement was $39 million during the period. At March 31, 1996 the Company had borrowed $113.5 million under the bank credit agreement and had a remaining availability of $136.5 million.

     On January 11, 1996, the Company was informed by the U.S. Attorney's office in Indianapolis that the Drug Enforcement Administration was alleging multiple violations of the recordkeeping and reporting regulations of the Controlled Substances Act ("Act") resulting from a routine audit of the Company's Indianapolis Division during January and February 1994. The maximum civil penalty for each such violation is $25,000. The Company is currently involved in settlement negotiations with the U.S. Attorney's office and, based on these negotiations, the Company does not expect that any settlement would have a material adverse effect on the financial condition or liquidity of the Company.

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


                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          a)   Exhibits

               10-CC. Form of Termination Benefits Agreement, dated April 1, 1996, between the Company and Messrs. Bindley, Burks, McCormick, and Salentine.

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


May 14, 1996                     BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                        Thomas J. Salentine
                                        Executive Vice President
                                        (Principal Financial Officer)