Form 10-Q
period 1996-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 1996-08-14
CIK 722808

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1996

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


Yes      x          No _________

The number of shares of Common Stock outstanding as of June 30, 1996 was 11,376,801.
                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                     (000's omitted except share data)
                               (unaudited)

                                                                     Six-month period ended     Three-month period ended
                                                                            June 30,                    June 30,
                                                                          1996          1995          1996          1995

Revenues:
  Net sales                                                       $ 2,406,883   $ 2,239,977   $ 1,217,896   $ 1,126,260
  Other income                                                            639         1,004           274           469
                                                                    2,407,522     2,240,981     1,218,170     1,126,729
Cost and expenses:
  Cost of products sold                                             2,347,450     2,186,949     1,187,888     1,100,240
  Selling, general and administrative                                  34,517        31,048        17,436        15,376
  Depreciation and amortization                                         3,339         3,201         1,705         1,629
  Interest                                                              6,497         5,550         3,226         2,364
  Settlement of 1994 DEA inspection matter                                812                         812
                                                                    2,392,615     2,226,748     1,211,067     1,119,609

Earnings before income taxes                                           14,907        14,233         7,103         7,120

Provision for income taxes                                              6,243         5,836         3,043         2,919

Net earnings                                                         $  8,664      $  8,397      $  4,060      $  4,201



Earnings per share:
  Primary                                                            $   0.74      $   0.73      $   0.34      $   0.37
  Fully diluted                                                      $   0.65      $   0.65      $   0.31      $   0.33

Average shares outstanding:
  Primary                                                          11,776,398    11,433,646    11,802,754    11,460,124
  Fully diluted                                                    15,277,426    14,872,376    15,303,782    14,898,854



                                                 (See accompanying notes to consolidated financial statements)


                     BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                              (000's omitted except share data)
                                        (unaudited)

                                                                     June 30,        December 31,
                                                                         1996                1995
ASSETS
Current assets:
 Cash                                                          $       28,302            $ 34,819
 Accounts receivable, less allowance for doubtful
  accounts of $2,572 for 1996 and $3,057 for 1995                     334,841             397,924
 Finished goods inventory                                             348,974             332,054
 Other current assets                                                   7,857               7,964
                                                                      719,974             772,761
Other assets                                                            1,133               1,220
Fixed assets, at cost                                                  71,589              59,468
 Less: accumulated depreciation                                       (19,672)            (18,736)
                                                                       51,916              40,732
Intangibles                                                            38,205              29,390
  TOTAL ASSETS                                                 $      811,228      $      844,103

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                         $      148,000      $       74,500
 Accounts payable                                                     377,682             491,844
 Deferred income taxes                                                 (4,605)             (4,605)
 Other current liabilities                                              4,746               7,025
                                                                      525,823             568,764
Long-term debt                                                         70,717              69,473
Deferred income taxes                                                   3,906               5,106

Shareholders' equity:
Common stock, $.01 par value authorized 30,000,000 shares;
 issued 11,725,092 and 11,562,388 shares, respectively                  3,315               3,313
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                             89,540              87,707
Retained earnings                                                     121,077             112,890
                                                                      213,932             203,910
Less:  348,291 shares in treasury-at cost                              (3,150)             (3,150)
  Total shareholders' equity                                          210,782             200,760
Commitments and contingencies

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $      811,228      $      844,103

                    (See accompanying notes to consolidated financial statements)


                  BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (000's omitted except share data)
                                    (unaudited)

                                                                    Six-month period ended
                                                                           June 30,
                                                                          1996                       1995
Cash flow from operating activities:
  Net income                                                   $        8,664                $     8,397
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                       3,339                      3,201
    Deferred income taxes                                              (1,200)                    (1,200)
  Loss (gain) on sale of marketable securities                                                       (96)
  Loss (gain) on sale of fixed assets                                     (18)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                                  63,787                      5,312
  Finished goods inventory                                            (16,871)                   110,149
  Accounts payable                                                   (114,246)                   (30,236)
  Other current assets and liabilities                                 (2,172)                    (8,186)
    Net cash provided (used) by
    operating activities                                              (58,717)                    87,341

Cash flow from investing activities:
  Purchase of fixed assets and other assets                           (13,325)                    (3,551)
  Proceeds from sale of fixed assets                                       16
  Proceeds from sale of investment securities                                                        535
  Acquisition of business                                              (9,064)                    (3,278)
    Net cash provided (used) by
    investing activities                                              (22,373)                    (6,294)

Cash flow from financing activities:
  Proceeds from sale of stock                                           1,835                      1,457
  Reduction in long term debt                                            (285)                      (235)
  Proceeds under line of credit agreement                             556,500                    471,500
  Payments under line of credit agreement                            (483,000)                  (555,000)
  Dividends                                                              (477)                      (468)
    Net cash provided (used) by
     financing activities                                              74,573                    (82,746)

Net increase (decrease) in cash                                        (6,517)                    (1,699)
Cash at beginning of period                                            34,819                     39,840
Cash at end of period                                           $      28,302                $    38,141

                       (See accompanying notes to consolidated financial statements)

            BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and six month periods ended June 30, 1996 and 1995 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.


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

3. The Company is a defendant in a consolidated class action complaint(the "Complaint") filed in the United States District Court for the Northern District of Illinois (the "Court") which names Bindley Western, five other pharmaceutical wholesalers and 26 pharmaceutical manufacturers as defendants. Plaintiffs allege that chargeback agreements between pharmaceutical manufacturers and wholesalers are the result of price-fixing agreements in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorneys fees. On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and 26 pharmaceutical manufacturers.
     Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Company's initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court litigation as well as cases which have been filed in various state courts. On April 4, 1996, the Court dismissed the wholesalers as defendants in the Complaint. The Court's decision with respect to the wholesaler defendants has been appealed to the United States Court of Appeals for the Seventh Circuit.

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

     On July 1, 1996 the Company was served for the first time with an amended complaint that was filed in the Circuit Court of Green County, Alabama, in a case that has been pending for well over a year. This complaint alleges violations of state law that track the allegations of the federal class action. The Company filed an answer on July 31, 1996 and will seek dismissal of this complaint at the earliest opportunity based on the court's reasoning in the decision of the federal class action as well as other grounds. As in the federal case, the Company believes the allegations of liability set forth in the Alabama complaint are without merit as to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition.

4. On January 11, 1996, the Company was informed by the U.S. Attorney's office in Indianapolis that the Drug Enforcement Administration ("DEA") was alleging multiple violations of the recordkeeping and reporting regulations of the Controlled Substances Act ("Act") resulting from a routine inspection of the Company's Indianapolis Distribution Center during January and February 1994. The maximum civil penalty for each such violation is $25,000. Under the strict liability standards of the Act, DEA registrants like Bindley Western are subject to significant civil fines for even inadvertent errors in DEA recordkeeping and reporting.

    Specifically, the government alleged that the Company's Indianapolis Distribution Center made recordkeeping errors with respect to transaction dates, failed to mail properly prepared suspicious order reports, and failed to report to the DEA ARCOS reporting system transactions involving certain Schedule III controlled substances over a two year period. After being informed of the alleged recordkeeping and reporting violations, the Company cooperated fully with the government and commenced its own investigation, which concluded from its daily and monthly internal inventory reports that there had been no diversion of any controlled substances.

    As previously reported, the Company is currently negotiating an agreement with the United States and the DEA resolving all issues relating to its Indianapolis Distribution Center's alleged failure to comply with the Act. In exchange for the settlement of all civil and administrative issues, the Company proposes to pay $700,000, and an additional $300,000 if the Company does not substantially comply with the terms of the proposed agreement over the next two years. The Company does not believe the amount of the proposed settlement will exceed the charge established by the Company for the quarter ending June 30, 1996, which included estimated related professional fees of $112,000.







Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations.


     In January, 1996, the Company's wholly-owned subsidiary, Priority Healthcare Corporation, formed a new subsidiary, National Infusion Services, Inc. (NIS). Effective February 8, 1996 Priority Healthcare Corporation (PHC) through its NIS subsidiary acquired the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. NIS is a physician managed provider of quality care to patients in a variety of settings, including the home, extended care facilities and NIS' state-of-the-art out patient infusion center in Indianapolis, Indiana. The acquisition was accounted for as a purchase and, accordingly, the 1996 financial statements include the results of operations of NIS from the date of acquisition.

     The net sales for the six month period of $2,407 million and the second quarter net sales of $1,218 represented a 7% and 8% increase, respectfully, over the same periods of 1995. Both pharmaceutical price inflation, which approximated 4%, and volume increases accounted for the net sales increases. These increases reflected strength in most of the Company's operating units, especially the direct store delivery segment. Direct store delivery sales were approximately 35% of total net sales for both the year to date and the second quarter of 1996. This compares to 28% for the year to date and 32% for the second quarter of 1995. For the six month period, direct store sales increased 17% over 1995.

     Gross margin of $59.4 million for the six months and $30.0 million for the second quarter represented increases of 12% and 15%, respectively, over 1995. The increases resulted from the overall increase in net sales and the successful increase in revenue mix of higher margin alternate care/alternate site and direct store delivery business. This growth increased gross margin as a percent of net sales for the six months from 2.37% in 1995 to 2.47% in 1996. For the second quarter, gross margin as a percent of net sales increased from 2.31% in 1995 to 2.46% in 1996. The pressure on sell side margins continued to be a significant factor in 1996 and the purchasing gains associated with pharmaceutical price inflation remained relatively constant.

     The decrease in other income resulted from reduced gains associated with the sale of marketable securities and a decrease in service fee income on certain customer receivable balances.

     Selling, general and administration (SGA) expenses for the six month period increased from $31.0 million in 1995 to $34.5 million in 1996. For the second quarter, SGA increased from $15.4 million in 1995 to $17.4 million in 1996. The increase in 1996 resulted from normal inflationary increases, costs to support the growing direct store delivery program of Bindley Western Drug Company and
the alternate care/alternate site business of PHC.   The cost increases related
to the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. In 1996, SGA expense also includes added SGA related to NIS and non-recurring expenses of approximately $200,000 associated with the closing and consolidation of the Brockton, Massachusetts and the Charlotte, North Carolina distribution centers. These projects were substantially completed in the first quarter. SGA expenses will continue to increase as direct store delivery and alternate care/alternate site sales increase. However, management remains focused on controlling this increase through improved technology, better asset management and opportunities to consolidate distribution centers.

     Depreciation and amortization for the six month period increased from $3.20 million in 1995 to $3.34 million in 1996. The second quarter increased from $1.63 million in 1995 to $1.70 million in 1996. The increases resulted from depreciation and amortization on new facilities, equipment and intangibles.

     Interest expense for the six month period increased from $5.55 million in 1995 to $6.50 million in 1996. The average short-term borrowings outstanding increased from $117 million in 1995 to $122 million in 1996 and the average short-term interest rate decreased from 7.2% in 1995 to 6.5% in 1996. In the second quarter, interest expense also increased from $2.36 million in 1995 to $3.23 in 1996. The average short-term borrowings outstanding increased from $87 million in 1995 to $115 million in 1996 and the average short-term interest rate decreased from 7.2% in 1995 to 6.4% in 1996. Funds received from customers in respect of working capital carrying cost are treated as a reduction of interest expense and decreased in 1996.

     The provision for income taxes for the six month period and second quarter of 1996 represented 41.88% and 42.84%, respectively, of earnings before taxes. The provision for income taxes represented 41.00% of earnings before taxes for both the six month period and the second quarter of 1995.

     The Company is still considering a pro rata distribution to its shareholders of all of the stock of PHC. The proposed spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to, among other business considerations, compliance with applicable securities and other governmental regulations.



LIQUIDITY-CAPITAL RESOURCES.

     For the six month period ended June 30, 1996, the Company's operations consumed $58.7 million in cash. The use of funds was primarily a result of a reduction of accounts payable and an increase in merchandise inventories. This use was partially offset by the decrease in accounts receivable. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care/alternate site business will continue to require both net working capital and cash.

     Capital expenditures, predominantly for the purchase of transportation equipment, the expansion and automation of existing warehouses and the investment in additional management information systems were $13.3 million during the period. The Company acquired the assets of NIS for approximately $9 million in cash. The Company also incurred a long-term obligation of approximately $1.5 million related to the purchase of NIS.


     On May 15,1996, the Company negotiated an increase in its bank credit agreement from $250 million to $270 million. The net increase in borrowings under the bank credit agreement was $73.5 million during the period. At June 30, 1996 the Company had borrowed $148 million under the bank credit agreement and had a remaining availability of $122 million.

     On January 11, 1996, the Company was informed by the U.S. Attorney's office in Indianapolis that the Drug Enforcement Administration ("DEA") was alleging multiple violations of the recordkeeping and reporting regulations of the Controlled Substances Act ("Act") resulting from a routine inspection of the Company's Indianapolis Distribution Center during January and February 1994.

     As previously reported, the Company is currently negotiating an agreement with the United States and the DEA resolving all issues relating to its Indianapolis Distribution Center's alleged failure to comply with the Act. In exchange for the settlement of all civil and administrative issues, the Company proposes to pay $700,000, and an additional $300,000 if the Company does not substantially comply with the terms of the proposed agreement over the next two years. The Company does not believe the amount of the proposed settlement will exceed the charge established by the Company for the quarter ending June 30, 1996, which included estimated related professional fees of $112,000.

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



                      PART II - OTHER INFORMATION

Item 4.        Submission of matters to a Vote of Security Holders

               a) The annual meeting of the shareholders of Bindley Western Industries, Inc. was held on May 16, 1996.

               b)   The following directors were elected at the meeting

                                        Votes For    Votes Against
               William E. Bindley       8,971,093           -
               K.   Clay Smith          8,969,690        1,403
               Robert L. Koch, II       8,970,689          404
               James K. Risk, III       8,970,689          404
               Seth B. Harris           8,969,424        1,669
               J.   Timothy McGinley    8,970,189          904
               Michael D. McCormick     8,970,189          903
               William F. Bindley, II   8,970,991          102
               Thomas J. Salentine      8,970,190          903
               Keith W. Burks           8,969,924        1,169
               Thomas G. Slama, MD      8,969,387        1,706

               c) Other matters voted upon and the results of the voting were as follows:

                    1) The shareholders voted 9,270,803 shares in the affirmative and 41,374 votes in the negative, with 132,091 abstentions, to appoint Price Waterhouse LLP as auditors of the Corporation.

                    2) The shareholders voted 5,748,462 shares in the affirmative and 2,105,488 votes in the negative, with 77,322 abstentions, to approve an amendment to the Company's 1993 Stock option and incentive plan, increasing from 1,500,000 to 3,000,000 the number of shares of the Company's Common Stock subject to issuance under the plan.

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


August 14, 1996                       BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                       Thomas J. Salentine
                                       Executive Vice President
                                       (Principal Financial Officer)