Form 10-Q
period 1996-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 1996-11-14
CIK 722808

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1996

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


Yes      x          No _________

The number of shares of Common Stock outstanding as of September 30, 1996 was 11,405,801.

             BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and nine month periods ended September 30, 1996 and 1995 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.


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

     On July 1, 1996 the Company was served for the first time with an amended complaint that was filed in the Circuit Court of Green County, Alabama, in a case that has been pending since 1994. This complaint alleges violations of state law that track the allegations of the federal class action. The Company filed an answer on July 31, 1996 and sought dismissal of this complaint on October 25, 1996 based on the court's reasoning in the decision of the federal class action as well as other grounds.

     The Company is unable to form a conclusion regarding the likelihood of a favorable or unfavorable outcome of an appeal. As confirmed by the Court's decision, the Company believes the allegations of liability set forth in the complaint are without merit as to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.



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

    On November 7, 1996, the Company entered into a Civil Consent Decree with the United States and the DEA resolving all issues relating to its Indianapolis Distribution Center's alleged failure to comply with the Act. In exchange for the settlement of all civil and administrative issues, the Company paid $700,000, and agreed to pay an additional $300,000 if the Company does not substantially comply with the terms of Civil Consent decree over the next two years. The Company does not believe the amount of the settlement will exceed the charge recognized by the Company for the quarter ended June 30, 1996, which included estimated related professional fees of $112,000.

5. The Company and one of its indirect subsidiaries, National Infusion Services, Inc. ("NIS"), are defendants in a complaint filed by Thomas
     G. Slama, M.D. in the Hamilton County, Indiana Superior Court on October 7, 1996. Dr. Slama is a director of the Company and formerly was Chief Executive Officer and President of NIS. The complaint alleges breach of contract and defamation resulting from the termination of Dr. Slama's employment with NIS in October 1996. Dr. Slama seeks damages in excess of $3.4 million, punitive damages, attorneys fees, costs, and interest.

     The Company believes Dr. Slama wrongfully terminated his employment, and alternatively, that it had grounds to terminate Dr. Slama under his employment agreement. Accordingly, the Company will aggressively defend the suit, including the filing of its own complaint or counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and treble damages, punitive damages, attorneys fees, costs, and interest.

     Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.




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

     The net sales for the nine month period of $3.743 billion and the third quarter net sales of $1.336 billion represented a 11% and 19% increase, respectfully, over the same periods of 1995. Both pharmaceutical price inflation, which approximated 4%, and volume increases accounted for the net sales increases. These increases reflected strength in most of the Company's operating units, especially the direct store delivery segment. Direct store delivery sales were approximately 36% of total net sales for the year to date and 37% for the third quarter of 1996. This compares to 32% for the both the first nine months and the third quarter of 1995. For the nine month and three month periods ended September 30, 1996, direct store sales increased by 24% and 37%, respectfully, over the same periods of 1995.

     Gross margin of $89.1 million for the nine months and $29.6 million for the third quarter represented increases of 15% and 23%, respectively, over 1995.
The increases resulted from the overall increase in net sales and the successful increase in revenue mix of higher margin alternate care/alternate site and direct store delivery business. This growth increased gross margin as a percent of net sales for the nine months from 2.29% in 1995 to 2.38% in 1996. For the third quarter, gross margin as a percent of net sales increased from 2.14% in 1995 to 2.22% in 1996. The pressure on sell side margins continued to be a significant factor in 1996 and the purchasing gains associated with pharmaceutical price inflation remained relatively constant.

     The decrease in other income resulted from reduced gains associated with the sale of marketable securities and a decrease in service fee income on certain customer receivable balances.

     Selling, general and administration (SGA) expenses remained constant at 1.39% of total sales for the nine month period and reduced in the third quarter from 1.37% for 1995 to 1.32% for 1996. The 1996 periods include added SGA expense related to NIS and the nine month period includes approximately $200,000 associated with the closing of the Brockton, Massachusetts and the Charlotte, North Carolina distribution centers and the integration of their respective operations into the Company's Portland, ME and Shelby, NC distribution centers. These projects were substantially completed in the first quarter of 1996. The increase in actual expenses for 1996 resulted from normal inflationary increases, costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care/alternate site business of PHC.
The cost increases related to the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. Management remains focused on controlling this increase through improved technology, better asset management and opportunities to consolidate distribution centers.

     Depreciation and amortization for the nine month period increased from $4.67 million in 1995 to $5.01 million in 1996. The third quarter increased from $1.46 million in 1995 to $1.67 million in 1996. The increases resulted from depreciation and amortization on new facilities, equipment and intangibles.

     Interest expense for the nine month period increased from $7.59 million in 1995 to $9.93 million in 1996. The average short-term borrowings outstanding increased from $104 million in 1995 to $123 million in 1996 while the average short-term interest rate decreased from 7.0% in 1995 to 6.4% in 1996. In the third quarter, interest expense increased from $2.04 million in 1995 to $3.43 million in 1996. The average short-term borrowings outstanding increased from $77 million in 1995 to $127 million in 1996 and the average short-term interest rate decreased from 7.1% in 1995 to 6.2% in 1996. The increase in the average borrowings outstanding in the third quarter reflected the Company's decision to increase inventory to meet increased customer demands due to a possible reduction in shipments by certain vendors during the fourth quarter. The Company has provided extended receivable terms on identifiable receivables of certain chain warehouse customers and charged interest on these balances. To the extent this interest offsets borrowing costs incurred to support these receivables, it was treated as a reduction of interest expense. The interest received from chain warehouse customers as a result of extended receivable terms is immaterial in relation to total interest expense, and therefore, presented on a net basis.

     The provision for income taxes for the nine month period and third quarter of 1996 represented 41.67% and 41.25%, respectively, of earnings before taxes. The provision for income taxes represented 41.00% of earnings before taxes for both the nine month period and the third quarter of 1995.

     The Company is still considering a pro rata distribution to its shareholders of all of the stock of PHC. The possible spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to, among other business considerations, compliance with applicable securities and other governmental regulations.

LIQUIDITY-CAPITAL RESOURCES.

     For the nine month period ended September 30, 1996, the Company's operations consumed $51.6 million in cash. The use of funds was primarily a
result of a reduction of accounts payable.   This use was partially offset by
the decrease in accounts receivable and inventory. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care/alternate site business will continue to require both net working capital and cash.

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


     On May 15,1996, the Company negotiated an increase in its bank credit agreement from $250 million to $270 million. The net increase in borrowings under the bank credit agreement was $76 million during the period. At
September 30, 1996 the Company had borrowed $150.5 million under the bank credit agreement and had a remaining availability of $119.5 million.

     On January 11, 1996, the Company was informed by the U.S. Attorney's office in Indianapolis that the Drug Enforcement Administration ("DEA") was alleging multiple violations of the recordkeeping and reporting regulations of the Controlled Substances Act ("Act") resulting from a routine inspection of the Company's Indianapolis Distribution Center during January and February 1994.

       On November 7, 1996, the Company entered into a Civil Consent Decree with the United States and the DEA resolving all issues relating to its Indianapolis Distribution Center's alleged failure to comply with the Act. In exchange for the settlement of all civil and administrative issues, the Company paid $700,000, and agreed to pay an additional $300,000 if the Company does not substantially comply with the terms of the Civil Consent Decree over the next two years. The Company does not believe the amount of the settlement will exceed the charge recognized by the Company for the quarter ended June 30, 1996, which included estimated related professional fees of $112,000.

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



                        PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     The Company and one of its indirect subsidiaries, National Infusion Services, Inc. ("NIS"), are defendants in a complaint filed by Thomas
     G. Slama, M.D. in the Hamilton County, Indiana Superior Court on October 7, 1996. Dr. Slama is a director of the Company and formerly was Chief Executive Officer and President of NIS. The complaint alleges breach of contract and defamation resulting from the termination of Dr. Slama's employment with NIS in October 1996. Dr. Slama seeks damages in excess of $3.4 million, punitive damages, attorneys fees, costs, and interest.

     The Company believes Dr. Slama wrongfully terminated his employment, and alternatively, that it had grounds to terminate Dr. Slama under his employment agreement. Accordingly, the Company will aggressively defend the suit, including the filing of its own complaint or counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and treble damages, punitive damages, attorneys fees, costs, and interest.

     Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.


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


November 14, 1996                     BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                       Thomas J. Salentine
                                       Executive Vice President
                                       (Principal Financial Officer)


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (000's omitted except share data)
                                  (unaudited)

                                                                  Nine-month period ended              Three-month period ended
                                                                       September 30,                        September 30,
                                                                       1996            1995                  1996            1995

Revenues:
  Net sales                                                      $3,743,149      $3,361,510            $1,336,265      $1,121,533
  Other income                                                          953           1,820                   314             816
                                                                  3,744,102       3,363,330             1,336,579       1,122,349
Cost and expenses:
  Cost of products sold                                           3,654,068       3,284,442             1,306,616       1,097,492
  Selling, general and administrative                                52,205          46,390                17,688          15,342
  Depreciation and amortization                                       5,012           4,665                 1,674           1,465
  Interest                                                            9,927           7,588                 3,430           2,038
  Settlement of 1994 DEA inspection matter                              812
                                                                  3,722,024       3,343,085             1,329,408       1,116,337

Earnings before income taxes                                         22,078          20,245                 7,171           6,012

Provision for income taxes                                            9,201           8,300                 2,958           2,465

Net earnings                                                        $12,877         $11,945                $4,213          $3,547



Earnings per share:
  Primary                                                             $1.09           $1.04                 $0.35           $0.31
  Fully diluted                                                       $0.97           $0.92                 $0.32           $0.28

Average shares outstanding:
  Primary                                                        11,846,653      11,504,237            11,886,532      11,566,585
  Fully diluted                                                  15,328,806      15,142,825            15,368,685      15,205,173



(See accompanying notes to consolidated financial statements)

                   BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                           (000's omitted except share data)
                                     (unaudited)


                                                                September 30,   December 31,
                                                                         1996           1995
ASSETS
Current assets:
 Cash                                                                $36,606        $34,819
 Accounts receivable, less allowance for doubtful
  accounts of $2,930 for 1996 and $3,057 for 1995                    383,111        397,924
 Finished goods inventory                                            316,306        332,054
 Deferred income taxes                                                 4,605          4,605
 Other current assets                                                  4,586          7,964
                                                                     745,213        777,366
Other assets                                                           1,089          1,220
Fixed assets, at cost                                                 72,046         59,468
 Less: accumulated depreciation                                     (19,980)       (18,736)
                                                                      52,065         40,732
Intangibles                                                           37,653         29,390
  TOTAL ASSETS                                                      $836,021       $848,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                              $150,500        $74,500
 Accounts payable                                                    386,843        491,844
 Other current liabilities                                             9,732          7,025
                                                                     547,075        573,369
Long-term debt                                                        70,562         69,473
Deferred income taxes                                                  3,306          5,106

Shareholders' equity:
Common stock, $.01 par value authorized 30,000,000 shares;
 issued 11,754,092 and 11,562,388 shares, respectively                 3,315          3,313
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                            89,855         87,707
Retained earnings                                                    125,057        112,890
                                                                     218,227        203,910
Less:  348,291 shares in treasury-at cost                            (3,150)        (3,150)
  Total shareholders' equity                                         215,078        200,760
Commitments and contingencies

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $836,021       $848,708

(See accompanying notes to consolidated financial statements)

                 BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (000's omitted except share data)
                                   (unaudited)

                                                                   Nine-month period ended
                                                                        September 30,
                                                                         1996           1995
Cash flow from operating activities:
  Net income                                                          $12,877        $11,945
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                       5,012          4,665
    Deferred income taxes                                             (1,800)        (1,800)
  Loss (gain) on sale of marketable securities                                          (96)
  Loss (gain) on sale of fixed assets                                    (45)           (56)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                                  15,517         14,621
  Finished goods inventory                                             15,797         91,251
  Accounts payable                                                  (105,086)       (96,941)
  Other current assets and liabilities                                  6,085        (5,773)
    Net cash provided (used) by
    operating activities                                             (51,642)         17,816

Cash flow from investing activities:
  Purchase of fixed assets and other assets                          (14,551)        (7,181)
  Proceeds from sale of fixed assets                                       42            373
  Proceeds from sale of investment securities                                          1,298
  Acquisition of business                                             (9,064)        (3,279)
    Net cash provided (used) by
    investing activities                                             (23,573)        (8,789)

Cash flow from financing activities:
  Proceeds from sale of stock                                           2,151          3,390
  Reduction in long term debt                                           (439)          (619)
  Proceeds under line of credit agreement                             804,500        775,500
  Payments under line of credit agreement                           (728,500)      (801,500)
  Dividends                                                             (710)          (695)
    Net cash provided (used) by
     financing activities                                              77,002       (23,924)

Net increase (decrease) in cash                                         1,787       (14,897)
Cash at beginning of period                                            34,819         39,840
Cash at end of period                                                 $36,606        $24,943

(See accompanying notes to consolidated financial statements)