Form 10-K/A
period 1995-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 1996-12-16
CIK 722808

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

IDENTITY OF DOCUMENT                        PARTS ON FORM 10-K INTO WHICH
                                            DOCUMENT IS INCORPORATED

Proxy Statement to be filed for the         PART III
1996 Annual Meeting of Common               Page 1 of 237
Shareholders of Registrant                  Index to Exhibits at Pages 39

                       BINDLEY WESTERN INDUSTRIES, INC.
                            Indianapolis, Indiana

             Annual Report to Securities and Exchange Commission
                              December 31, 1995


                                    Part I

Item 1.      BUSINESS.

General

             Bindley Western Industries, Inc., an Indiana corporation, together with its subsidiaries (the "Company"), is the country's sixth largest (in terms of annual sales) wholesale distributor of pharmaceuticals and related health care products. Its product lines include ethical pharmaceuticals (prescription drugs), dialysis supplies, health and beauty care products and home health care merchandise. The Company's wholesale drug customer base includes chain drug companies which operate their own warehouses, individual drug stores, both chain and independent, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Company's drug wholesaling operations service customers in approximately 35 states plus Puerto Rico from its 10 distribution centers located in Austell, GA; Dallas, TX; Houston, TX; Indianapolis, IN; Middletown, PA; Orange, CT; Orlando, FL; Portland, ME; San Dimas, CA; and Shelby, NC. By using the Company as a primary source of pharmaceuticals, these customers can centralize purchasing functions, exercise better inventory control, maintain better security and reduce handling costs.


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

             In 1994, the Company created Priority Healthcare Corporation as a wholly-owned subsidiary to focus on the higher margin alternate care/alternate site services market. These services are provided by facilities outside of the hospital environment. Priority Healthcare's distribution divisions, located in Altamonte Springs, FL and Santa Ana, CA, cater to doctors and clinics serving patients in need of renal care, oncology, and infectious disease therapy while its provider businesses, located in Altamonte Springs, FL and Indianapolis, IN, deal directly with patients suffering from various chronic diseases. Priority Healthcare's customers are located in 50 states, Mexico, and Central and South America.
             The Company's sales of $4.7 billion for 1995 represented the 27th consecutive year of record sales, equating to a compound growth rate of 20% since its inception in 1968. This growth is the result of market share gains in existing markets, expansion into new markets and overall growth in the health care delivery industry. While the Company does service customers in Mexico and Central and South America through its Priority Healthcare subsidiary, most of the growth has been provided from domestic sales. Export sales have not exceeded one percent in any given year.

Suppliers

             During  each of the last five fiscal years, more than 90% (based on dollar volume) of the Company's purchases were ethical pharmaceutical products. Of the thousands of ethical pharmaceutical products carried in inventory, a comparatively small number account for a disproportionately large share of the total dollar volume of products sold. The Company's largest supplier, Glaxo Wellcome, accounted for 11% and the five largest suppliers, Glaxo Wellcome, Pfizer, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company and SmithKline Beecham, accounted for approximately 38% of its net sales during fiscal 1995. The Company maintains many competing products in inventory and is not dependent upon any single supplier, although the loss of a major supplier could adversely affect the business of the Company if alternate sources of supply were unavailable. The Company's arrangements with its suppliers typically may be canceled by either party, without cause, on one month's notice,
although many of these arrangements are not governed by formal agreements.   The
Company believes its relationships with its suppliers are generally good.   See,
also, Manufacturer Pricing and Distribution Policies in Part I, Item 1.

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

Chain Warehouse Market.

             Chain warehouse customers purchase in full-case lots for redistribution to individual retail outlets. Approximately 68% of the Company's 1995 net sales are attributable to chain drug warehouse customers. The Company's largest chain drug customers and the approximate period of time they have done business with the Company are: Eckerd Corporation (23 years); Peyton (6 years); Thrifty-Payless Corporation (13 years); Revco D.S., Inc. (18 years); CVS (26 years); and Rite Aid Corporation (23 years). The following chain drug warehouse customers each accounted for over 10% of the Company's net
sales during the years shown:   Eckerd Corporation (19%), Rite Aid
Corporation (15%), and Revco D.S., Inc. (10%) in 1995; Eckerd Corporation
(22%) and Rite Aid Corporation (11%) in 1994; and Eckerd Corporation (23%)
and Peyton (13%) in 1993. Net sales to these customers aggregated 44%, 33% and 36% of net sales for the past three years, respectively.

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

              The Company, from time to time, has entered into written understandings with certain of its major chain warehouse customers setting forth various terms and conditions of sale. The Company, however, does not have any long-term contracts with its major customers and all relationships with such customers are terminable at will by either party. The loss of any one of the Company's chain warehouse customers could have a material adverse effect on the Company's operations. Although the Company believes that the effect could be minimized through increasing sales to existing customers, securing additional customers within current distribution areas and by expanding into new markets, there can be no assurance thereof. See, also, Note 10 -
Major Customers in the Company's financial statements, which is incorporated herein by reference.

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

National Infusion Services, Inc.

             On February 7, 1996, the Company through its Priority Healthcare Corporation subsidiary, acquired all of the assets of the Infusion Services Division of Infectious Disease of Indiana, P.S.C. This business will be operated as National Infusion Services, Inc., which is a physician managed provider of infusion services programs to patients in a variety of settings, including the home, extended care facilities and its state-of-the-art outpatient center in Indianapolis, IN. The acquisition was not a significant acquisition in relation to the Company and was accounted for as a purchase and, accordingly, the 1996 financial statements will include the results of operations of NIS from the date of acquisition. The Company expended approximately $9.0 million and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. Although the acquisition was not significant to the Company as a whole, it provides further opportunities for the Company's growth in the alternate care/alternate site market.

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

             The Company has scheduled to close the Brockton, MA distribution center in the first quarter of 1996. The current customers of this distribution center will be serviced from other existing facilities. The owned 60,000 square foot facility in Brockton, MA will be sold or leased thereafter. Based on a review of the anticipated cash flows, the carrying value of the building is considered recoverable in all material respects.

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

         The Company also acquired Kendall Drug Company (Kendall), a wholesale pharmaceutical distributor, effective July 1, 1994.

         Net sales of $4,670 million for 1995 were an increase of 16% over 1994. These sales increases resulted from internal growth of 12%, with the remaining 4% attributable to the aforementioned acquisitions of Kendall, 3C and IV One. The internal growth reflected increased sales to existing customers, the addition of new customers and price increases. The 18% increase of 1994 sales over 1993 resulted from internal growth of 15% and the remaining 3% from
the acquisitions of Charise Charles, Kendall, 3C and PRN.   The commitment to
the direct store delivery portion of the business continued through 1995 and accounted for 32% and 29% of total sales in 1995 and 1994, respectively. This represented a 25% increase of 1995 direct store sales over 1994 and a 30% increase for 1994 over 1993.

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

         Interest expense for 1993, 1994 and 1995 was $8.1 million, $11.2 million and $10.1 million, respectively. The average short-term borrowings outstanding were $105 million, $142 million and $104 million at an average short-term interest rate of 4.9%, 5.9% and 7.1% for 1993, 1994 and 1995, respectively. In all years presented, the Company has provided extended receivable terms on identifiable receivables of certain chain warehouse customers and charged interest on these balances. To the extent this interest offsets borrowing costs incurred to support these receivables, it was treated as a reduction of interest expense.

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

LIQUIDITY-CAPITAL RESOURCES.

         The Company's operations provided $63 million in cash for the year ended December 31, 1995. The source of funds was primarily a result of a reduction in merchandise inventory and an increase in accounts payable. These sources were partially offset by an increase in accounts receivable. The decrease in merchandise inventories resulted from management's efforts to control inventory levels to minimize carrying costs and maximize purchasing opportunities while the increase in accounts payable was attributed to the timing of payment terms. The increase in accounts receivable resulted from the increase in the current year sales and the timing of large purchases by chain warehouse customers at the end of 1995.

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

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        The documents listed below are filed as a part of this report except as otherwise indicated:

            (a) 1. FINANCIAL STATEMENTS. The following described financial statements, required to be filed by Item 8 and incorporated therein by reference are set forth on pages 23 though 40.



            Report of Independent Accountants                      23
            Statements of Earnings for each of the three years
              in the period ended December 31, 1995                24
            Balance Sheets as of December 31, 1995 and 1994        25
            Statements of Cash Flows for each of the three years
              in the period ended December 31, 1995                26
            Statements of Shareholders' Equity for each of the
              three years in the period ended December 31, 1995    27
            Notes to Consolidated Financial Statements             28 to 40

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

In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows is compared to the assets carrying amount to determine if a write-down is required.

         DEBT ISSUE COSTS. Debt issue costs are amortized on a straight-line basis over the life of the Convertible Subordinated Debentures (Debentures).

         INTANGIBLES. The Company continually monitors its cost in excess of net assets acquired (goodwill) and its other intangibles (customer lists and covenants not to compete) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amounts. Goodwill is being amortized on the straight-line method over periods not exceeding 40 years. Other intangibles are being amortized on the straight-line method over 6 to 15 years.

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

         The components of other income were as follows:


       DECEMBER 31,                                  1995                      1994                     1993
-------------------------------------------------------------------------------------------------------------
       (in thousands)
       Interest income                          $   2,194                 $   3,076               $   2,832
       Dividends                                       32                         1                      54
       Realized gains
         and losses, net                               96                       240                   1,477
                           ----------------------------------------------------------------------------------
                                                $   2,322                 $   3,317               $   4,363
                           ==================================================================================


NOTE 4 - FIXED ASSETS

       DECEMBER 31,                                                   1995                             1994
-------------------------------------------------------------------------------------------------------------
       (in thousands)
       Land                                                 $        2,919                  $         2,833
       Buildings and furnishings                                    22,864                           18,361
       Capitalized lease                                                                              1,390
       Leasehold improvements                                        2,556                            3,071
       Transportation and
          other equipment                                           31,129                           28,328
                           ----------------------------------------------------------------------------------
                                                                    59,468                           53,983
       Less: Accumulated
          depreciation                                             (18,736)                         (16,250)
                           ----------------------------------------------------------------------------------
                                                             $      40,732                     $     37,733
                           ==================================================================================

NOTE 5 - INTANGIBLES

December 31,                                   1995                 1994
-----------------------------------      -----------------     ----------------
(in thousands)

Goodwill                                      28,673                25,333
Accumulated amortization                      (3,931)               (3,132)
                                         -----------------     ----------------

Goodwill, net                                 24,742                22,201

Other                                         10,136                10,136
Accumulated amortization                      (5,488)               (4,740)
                                         -----------------     ----------------
Other,net                                      4,648                 5,396
                                         -----------------     ----------------
Intangibles, net                              29,390                27,597
                                         =================     ================


NOTE 6 - INCOME TAXES

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

NOTE 7 - LONG-TERM DEBT

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

NOTE 8 - PROFIT SHARING PLAN

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

NOTE 9 - CAPITAL STOCK

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

NOTE 10 - COMMITMENTS

         The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2000, with options to renew for various periods. Minimum commitments under leases aggregate $1,758,000 for 1996, $1,659,000 for 1997, $1,003,000 for 1998 and $270,000 for both 1999 and
2000.

         The consolidated rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,708,691, $1,500,082 and $1,477,000, respectively, of which approximately $76,875 in 1995, $45,000 in 1994 and $38,000 in 1993 pertained to leases with terms of one year or less.

NOTE 11 -  MAJOR CUSTOMERS

             The Company services customers in 50 states, Puerto Rico, Mexico and Central and South America from its 12 distribution centers located in nine states. Its principal customers are chain drug companies that operate their own warehouses. Other customers include independent drug stores, chain drug stores, hospitals, clinics, HMOs, state and federal government agencies, and
other health care providers.   The following chain drug warehouse customers
each accounted for over 10% of the Company's net sales during the years shown:
Eckerd Corporation (19%), Rite Aid Corporation (15%), and Revco D.S., Inc. (10%) in 1995; Eckerd Corporation (22%) and Rite Aid Corporation (11%) in 1994; and Eckerd Corporation (23%) and Peyton (13%) in 1993. Sales to these customers aggregated 44%, 33% and 36% of net sales in 1995, 1994 and 1993, respectively. The Company sells inventory to its chain drug warehouse and other customers on various payment terms. This entails accounts receivable exposure, especially if any of its chain warehouse customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers and, when feasible, obtains security interests in the inventory sold, there can be no assurance that the Company will not incur the write-off or writedown of chain
drug accounts receivable in the future.     In  1993, the Company recorded a
writedown of $1.42 million for Reliable Drug Stores, Inc. which represented the Company's remaining exposure from the Reliable bankruptcy claim.

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

NOTE 12 - STATEMENT OF CASH FLOWS

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

         The Company is contesting the consolidated action vigorously and, at the present time, is unable to form a conclusion regarding the likelihood of a favorable or unfavorable outcome. The Company believes, however, that the allegations of liability set forth in the action are without merit as to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition or liquidity. An adverse conclusion, although not anticipated, could have a material adverse effect on the Company's results of operations.

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

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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