Form 10-Q/A
period 1996-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 1996-12-16
CIK 722808

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

     On January 11, 1996, the Company was informed by the U.S. Attorney's office in Indianapolis that the Drug Enforcement Administration was alleging multiple violations of the recordkeeping and reporting regulations of the Controlled Substances Act ("Act") resulting from a routine audit of the Company's Indianapolis Division during January and February 1994. The maximum civil penalty for each such violation is $25,000. The Company is currently involved in settlement negotiations with the U.S. Attorney's office and, based on these negotiations, the Company does not expect that any settlement would have a material adverse effect on the financial condition or liquidity of the Company and results of operations.

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