Form 10-K405
period 1996-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 1997-03-28
CIK 722808

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM_________TO_________

                        COMMISSION FILE NUMBER: 0-11355

                        BINDLEY WESTERN INDUSTRIES, INC.
                        --------------------------------
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

                   6-1/2% Convertible Subordinated Debentures
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                                  $156,895,110

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock at March 14, 1997 (assuming solely for the purposes of this calculation that all Directors and Officers of the Registrant are "affiliates")

                                   11,628,557

       Number of shares of Common Stock outstanding as of March 14, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this annual report on Form 10-K:

IDENTITY OF DOCUMENT                          PARTS ON FORM 10-K INTO WHICH
                                              DOCUMENT IS INCORPORATED

Proxy Statement to be filed for the
1997 Annual Meeting of Common
Shareholders of Registrant

                             BINDLEY WESTERN INDUSTRIES, INC.
                             Indianapolis, Indiana

              Annual Report to Securities and Exchange Commission
                               December 31, 1996


                                     Part I

Item 1. BUSINESS.

General
     Bindley Western Industries, Inc., an Indiana corporation, together with its subsidiaries (the "Company"), is the country's fifth largest (in terms of annual sales) wholesale distributor of pharmaceuticals and related health care products. Its product lines include ethical pharmaceuticals (prescription drugs), dialysis supplies, health and beauty care products and home health care merchandise. The Company's wholesale drug customer base includes chain drug companies which operate their own warehouses, individual drug stores, both chain and independent, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Company's drug wholesaling operations service customers in approximately 37 states plus Puerto Rico from its 10 distribution centers located in Austell, GA; Dallas, TX; Houston, TX; Indianapolis, IN; Middletown, PA; Orange, CT; Orlando, FL; Portland, ME; San Dimas, CA; and Shelby, NC. By using the Company as a primary source of pharmaceuticals, these customers can centralize purchasing functions, exercise better inventory control, maintain better security and reduce handling costs.

     The Company has historically specialized in the distribution of ethical pharmaceuticals to chain drug companies which maintain their own warehouses. Currently, the Company services five of the top 10 chain drug companies, based on sales and number of stores, in the United States. The Company believes that its technological innovation and superior customer service has enabled it to better serve these customers.

     Since 1987, the Company has focused its marketing efforts on direct store delivery customers. The Company has increased sales to these customers from $171 million in 1987 to $1,859 million in 1996. To further this growth, the Company purchased J.E. Goold in 1992 and Kendall Drug in 1994 to strengthen the Company's position in the northeastern and southeastern United States, respectively.

     In 1994, the Company created Priority Healthcare Corporation as a wholly-owned subsidiary to focus on the higher margin alternate care/alternate site services market. These services are provided by facilities outside of the hospital environment. Priority Healthcare's distribution businesses, located in Altamonte Springs, FL and Santa Ana, CA, cater to doctors and clinics serving patients in need of renal care, oncology, and infectious disease therapy while its provider businesses, located in Altamonte Springs, FL and Indianapolis, IN, deal directly with patients suffering from various chronic diseases. Priority Healthcare's customers are located in 50 states and Puerto Rico.

     The Company's sales of $5.32 billion for 1996 represented the 28th consecutive year of record sales, equating to a compound growth rate of 20% since its inception in 1968. This growth is the result of market share gains in existing markets, expansion into new markets and overall growth in the health care delivery industry.

Suppliers

     During  each of the last five fiscal years, more than 90% (based on dollar volume) of the Company's purchases were ethical pharmaceutical products. Of the thousands of ethical pharmaceutical products carried in inventory, a comparatively small number account for a disproportionately large share of the total dollar volume of products sold. The Company's largest supplier, Pfizer, Inc. , accounted for 14% and the five largest suppliers, Pfizer, Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, SmithKline Beecham and Astra Merck, accounted for approximately 39% of its net sales during fiscal 1996. The Company maintains many competing products in inventory and is not dependent upon any single supplier, although the loss of a major supplier could adversely affect the business of the Company if alternate sources of supply were unavailable. The Company's arrangements with its suppliers typically may be canceled by either party, without cause, on one month's notice, although many of these arrangements are not governed by formal
agreements.   The Company believes its relationships with its suppliers are
generally good.   See, also, Industry Overview -- Manufacturer Pricing and
Distribution Policies in Part I, Item 1.

Customers and Markets

Direct Store Delivery Market.

     The Company provides direct store delivery service to customers from each of its ten distribution centers. Independent drug stores, non-warehouse chain drug stores, hospitals, clinics, HMOs, state and federal agencies and other health care providers comprise the primary types of customers. Purchases by these customers generally consist of less than full-case lots which are generated on a daily basis when a customer needs a particular item. While smaller in quantity, these sales typically generate higher margins than sales to warehouse customers. Shipments to direct store customers are delivered on a daily basis by the Company's vehicles or by a for-hire carrier.

     While much less concentrated than chain warehouse sales, the direct store delivery business has experienced significant growth as the Company has successfully expanded its business scope. Since 1987, direct store sales have increased from $171 million to $1,859 million, demonstrating a compound annual growth rate of 30%. During 1996, direct store delivery sales were comprised of approximately 37% to chain drug stores, 31% to independent pharmacies and 32% to managed care institutions. Direct store delivery sales have increased from approximately 16% of net sales in 1987 to approximately 35% in 1996. During 1996, no single direct store delivery customer exceeded 10% of the Company's total net sales and the loss of any one of these customers should not have a material adverse effect on the Company's operations.

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

Chain Warehouse Market.

     Chain warehouse customers purchase in full-case lots for redistribution to individual retail outlets. Approximately 65% of the Company's 1996 net sales are attributable to chain drug warehouse customers. The Company's largest chain drug customers and the approximate period of time they have done business with the Company are: Eckerd Corporation (24 years); Peyton (7 years); Thrifty-Payless Corporation (14 years); Revco D.S., Inc. (19 years); CVS (27 years); and Rite Aid Corporation (24 years). The following chain drug warehouse customers each accounted for over 10% of the Company's net sales during the
years shown:   Eckerd Corporation (17%), Rite Aid Corporation (14%) and Revco
D.S., Inc. (12%) in 1996; Eckerd Corporation (19%), Rite Aid Corporation (15%) and Revco D.S., Inc. (10%) in 1995; and Eckerd Corporation (22%) and Rite Aid Corporation (11%) in 1994. Net sales to these customers aggregated 43%, 44% and 33% of net sales for the past three years, respectively.

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

     The Company, from time to time, has entered into written understandings with certain of its major chain warehouse customers setting forth various terms and conditions of sale. The Company, however, does not have any long-term contracts with its major customers and all relationships with such customers are terminable at will by either party. The loss of any one of the Company's chain warehouse customers could have a material adverse effect on the Company's operations. Although the Company believes that the effect could be minimized through increasing sales to existing customers, securing additional customers within current distribution areas and by expanding into new markets, there can be no assurance thereof. See, also, Note 11 - Major Customers in the Company's financial statements, which is incorporated herein by reference.

Alternate Care/Alternate Site Market.

     In 1993, the Company purchased Charise Charles, a wholesale distributor of oncology and renal care pharmaceuticals and biotech drugs. PRN Medical, also acquired in 1993, was a wholesale distributor of renal care supplies and dialysis equipment. PRN's market, which included Central and South America, complimented Charise Charles and the two companies were combined in 1994 as part of Priority Healthcare Corporation, a wholly-owned subsidiary created by the Company to provide a greater management focus and an enhanced ability to meet the needs of the higher margin alternate care/alternate site markets. 3C Medical, located in Santa Ana, CA, also joined the corporate family in 1994.
It distributes acute dialysis products to its West Coast customers. Sales in this specialized division are aided by exclusive distribution agreements with major vendors. Charise Charles, PRN Medical and 3C Medical are now called Priority Distribution. Priority Distribution currently services over 2,000 customers in 50 states and Puerto Rico.

     The IV One Companies, acquired by Priority Healthcare Corporation effective January 1,1995, are comprised of IV-1, Inc. (IV-1), a national infusion pharmacy and nursing service company; National Pharmacy Providers, Inc. (NPP), a nationwide clinical pharmacy; and IV-One Services, Inc., a specialty wholesale distributor. These three companies are located in Altamonte Springs, FL in facilities that adjoin those of Priority Distribution. IV-1, the principal company, provides innovative, nationwide pharmacy services and ambulatory infusion therapy. Its emphasis is on high acuity specialty pharmacy and nursing services in addition to providing comprehensive disease state management. In early 1995, it received Accreditation with Commendation for its pharmacy and nursing services from the Joint Commission on Accreditation of Healthcare Organizations. NPP is available to patients and physicians who require pharmacy products and services but do not require extensive clinical monitoring. Both IV-1 and NPP have registered nurses and pharmacists available 24 hours a day, seven days a week for patients and referring physician offices. IV-1 operates a clinical pharmacy in Altamonte Springs, and NPP operates clinical pharmacies in Altamonte Springs, FL and Indianapolis, IN.

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

     National Infusion Services, Inc. was incorporated in January 1996 to purchase the infusion services business of a group medical practice located in Indianapolis, IN. The corporate name was changed to Priority Healthcare Services Corporation (PHS) in February 1997 to remove the impression in the marketplace that the company only provided infusion related services. In conjunction with the IV One Companies, PHS intends to expand its business as a physician managed provider of quality care to patients in a variety of settings, including the home, extended care facilities and PHS' outpatient center in Indianapolis.

     Through its Priority Healthcare Corporation subsidiary, the Company has strategically positioned itself as a national provider in these important markets and is moving towards being a one-stop-shop for physicians, patients and other customers for alternate care/alternate site health care needs.

Internal Systems Development

     The Company has developed and continues to improve its specialized internal operating and management systems. Inventories and accounts receivable are controlled through the use of Company developed data processing and management information systems. These assets are monitored by distribution center management using on-site data processing equipment. At present, many operational functions, including accounting, cash management, accounts receivable and inventory control are conducted through data processing operations at the Altamonte Springs, Indianapolis, Shelby and Portland facilities. Data is transmitted to and from on-site data processing equipment at the distribution centers.


Expansion/Acquisitions

     The Company continues to seek opportunities to expand its operations geographically through the development of new distribution centers or the acquisition of existing wholesale drug distributors or alternate care/alternate site distributors or providers. Presented below is a brief discussion of
acquisitions by the Company since 1992.   All of the acquisitions have been
accounted for under the purchase method and, accordingly, the results of operations of the acquired companies have been included in the Company's financial statements from the effective date of acquisition. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis not exceeding 40 years. See, also, Note 12 - Statement of Cash Flows in the Company's financial statements, which is incorporated herein by reference.

J.E. Goold.

     On March 25, 1992, the Company effected a merger with J.E. Goold, a full-line, full-service distributor of pharmaceutical, health and beauty care and home health care products based in Portland, ME.

Charise Charles and PRN Medical.

     On February 28, 1993 and October 6, 1993, the Company acquired Charise Charles Ltd., Inc., a wholesale distributor of oncology and dialysis products based in Altamonte Springs, FL and PRN Medical, Inc., a wholesale distributor of renal and dialysis supplies and equipment based in Orlando, FL, respectively. These companies are currently doing business as Priority Healthcare Distribution.

Kendall Drug Company.

     Effective July 1, 1994, the Company acquired the net assets of Kendall Drug Company, a wholesale distributor of pharmaceutical products and health and beauty care products based in Shelby, NC.

3C Medical.

     On October 31, 1994, the Company, through its Priority Healthcare Corporation subsidiary, acquired in a merger all of the outstanding stock of 3C Medical, Inc., a Santa Ana, CA based distributor of hemodialysis products. This division specializes in the acute dialysis market in Southern California through exclusive distribution agreements with major vendors. This company is currently doing business as Priority Healthcare Distribution.


IV One Companies.

     Effective January 1, 1995, the Company, through its Priority Healthcare Corporation subsidiary, acquired all of the outstanding stock of the IV One Companies in a cash transaction. The IV One Companies are comprised of IV-1, Inc., IV-One Services, Inc., and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy and are operated as subsidiaries of Priority Healthcare Corporation from Altamonte Springs, FL. These companies are currently doing business as Priority Pharmacy Services.

National Infusion Services, Inc.

     On February 7, 1996, the Company through its Priority Healthcare Corporation subsidiary, acquired all of the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. Through February 7, 1997, this business was operated as National Infusion Services, Inc. (NIS), a physician managed provider of infusion services programs to patients in a variety of settings, including the home, extended care facilities and its outpatient center in Indianapolis, IN. On that date, the corporate name was changed to Priority Healthcare Services Corporation. The acquisition was not a significant acquisition in relation to the Company and was accounted for as a purchase and, accordingly, the 1996 financial statements will include the results of operations of NIS from the date of acquisition. The Company expended approximately $9.0 million and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. Although the acquisition was not significant to the Company as a whole, it provides further opportunities for the Company's growth in the alternate care/alternate site market.

Employees

     As of February 28, 1997, the Company employed 909 persons, of which approximately 4% are covered by a single collective bargaining agreement. The Company believes that its relationship with its employees is good.

Competition

     The markets in which the Company competes are highly competitive. Not only does the Company compete with national and regional full-line, full-service wholesale drug distributors, some of which are larger and have substantially greater financial resources, but additional competition is provided by direct selling manufacturers and specialty distributors. While competition is primarily price oriented, it can also be affected by delivery requirements, credit terms, depth of product line and other customer service
requirements.    There can be no assurance that the Company will not encounter increased competition in the future that could adversely affect the Company's business. In recent years there has been a trend toward consolidation in the wholesale drug industry, as evidenced by the purchase of a number of distributors by national wholesalers. The Company estimates that there are currently 50 wholesale drug distributors in the United States.

     The alternate care/alternate site markets in which Priority Healthcare operates are also highly competitive. Principal competitors include: regional or national multi-market specialty distributors; national full-line, full-service wholesale drug distributors which operate their own specialty distribution businesses; mail order distributors which distribute medical supplies on a regional or national basis; certain manufacturers which sell their products both to distributors and directly to users, including clinics and physician's offices; and local, regional or national home health care businesses. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support, specific patient requirements and reputation. There can be no assurance that Priority Healthcare will not encounter increased competition in the future that could adversely affect its business.

Regulation

     The Company, including Priority Healthcare Corporation, is subject to regulation by federal, state and local government agencies. As a result, the Company is required to register for permits and/or licenses with, and comply with certain operating and security standards, of the United States Drug Enforcement Administration, the Food and Drug Administration, and appropriate state agencies. Each of the Company's existing distribution centers is licensed to distribute ethical pharmaceutical products and certain controlled substances in accordance with the requirements of the Controlled Substances Act
of 1970 and the Prescription Drug Marketing Act of 1987.   Similarly, the
health care provider businesses of Priority Healthcare Corporation are licensed by the appropriate state board of pharmacy, department of health, home health agency or related governmental agency. In addition, certain of Priority Healthcare Corporation's customers are subject to significant federal and state regulations, including the so called fraud and abuse laws. The fraud and abuse laws impose criminal and civil sanctions on (a) persons who solicit, offer, receive or pay any remuneration in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or similar state programs and (b) physicians who make referrals for clinical laboratory or certain designated health services to entities with which the physician has a financial relationship. The fraud and abuse laws and regulations are broad in scope, are subject to frequent modification and varied interpretation and have recently been expanded by the Health Insurance Portability and Accountability Act of 1996.

     Failure to comply with these laws and regulations could subject the Company to significant civil sanctions, especially under the strict liability standards imposed by the Controlled Substances Act and the broad scope of coverage imposed by the fraud and abuse laws. During the past year, the Company has hired a full-time Regulatory Compliance Manager, conducted compliance reviews at all of its locations by outside advisors and implemented a company wide ethics and corporate compliance program. As a result, the Company believes it complies in all material respects with applicable laws and regulations. Because the health care industry will continue to be subject to substantial regulations, however, the Company can give no assurance that its activities will not be reviewed or challenged by regulatory agencies in the future.

Industry Overview

     The wholesale drug industry in the United States continues to experience significant growth. As reported by the National Wholesale Druggists' Association, industry sales have grown from $25 billion in 1989 to approximately $58 billion in 1995, a compound annual growth rate of 15%. Today, industry analysts estimate approximately 80% of pharmaceutical manufacturers distribute through wholesalers compared to less than 47% in 1970. Order processing, inventory management and product delivery by wholesale distributors allow manufacturers to better allocate their resources to research and development, manufacturing and marketing their products. Customers benefit from wholesale distribution by having access to a single supply source for a full line of pharmaceutical and health care products from hundreds of individual manufacturers. Further, inventory costs are lower, delivery is more timely and efficient, and purchasing and inventory information improved. Customers additionally benefit from the range of value added programs developed by wholesale drug distributors that are targeted to their specific needs which, in turn, reduce their costs and increase their operating efficiencies.

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

     The Company believes the pharmaceutical industry, including drug wholesalers and related health care distributors and providers, will continue to grow as a result of the following trends:

Aging Population.

     The number of individuals over 65 in the United States has grown 23% from approximately 26 million in 1980 to approximately 32 million in 1990 and is projected to increase an additional 9% to more than 35 million by the year 2000. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total health care expenditures by the end of the decade.

Introduction of New Pharmaceuticals.

     Traditional research and development as well as the advent of new research and production methods, such as biotechnology, continue to generate new compounds that are more effective in treating diseases. These compounds have been responsible for significant increases in pharmaceutical sales. The Company believes that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to the continued growth of the industry. While national attention has recently been focused on the overall increase in aggregate health care costs, drug therapy has had a beneficial impact on such costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for less than 9% of overall health care costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost effective drug therapies. Industry observers expect the overall sales of pharmaceuticals to continue double-digit increases through the year 2000, as was the case from 1989 to 1995.

Managed Care.

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

Pharmaceutical Price Increases.

     As a result of competitive market-driven cost containment measures implemented by both the private and public sectors during the past four years, pharmaceutical price increases are significantly less than in prior years. Nevertheless, the Company believes that price increases by pharmaceutical manufacturers will continue to equal or exceed the overall Consumer Price Index which is due in large part to relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the research and development, clinical testing and FDA approval of new products.

Continued Industry Consolidation.

     In response to cost containment pressure from private and governmental payers and the recent focus on health care reform in the United States, there has been significant consolidation within the industry during the past two years at the manufacturer, wholesaler and customer levels. Pharmaceutical manufacturers have consolidated to reduce operating expenses, gain access to new drugs in the pipeline and enhance marketing efforts in a managed care environment. Likewise, chain drug stores are continuing to purchase independent drug stores and, in some cases, other drug chains as demonstrated by consolidations during the past year involving Revco, Eckerd, Thrifty Payless, Thrift, Medicine Shoppe, and Big B. Independent drug stores are also consolidating into regional and national affiliations. At the same time that sales through the wholesale drug industry have increased, the number of pharmaceutical wholesalers in the United States has decreased from 139 in 1980 to approximately 50 at the end of 1996. During 1996, it is estimated that the five national wholesalers distributed approximately 80% of the prescription drugs in the United States.

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

Item 2. PROPERTIES.

     The Company currently has 10 operating divisions, nine wholly-owned subsidiaries, and 12 distribution centers that have warehouse and delivery facilities. Each center has been constructed or adapted to the Company's specifications for climate control, alarm systems and segregated security areas for controlled substances. The Company utilizes modern warehousing techniques and equipment designed to accommodate both the wholesale drug and alternate care/alternate site customers. At each location, a manager supervises warehouse, delivery and local sales functions. The Company utilizes owned vans and trucks, contract carriers, common carriers and couriers to deliver its products. The Company believes that its properties are adequate to serve the Company's current and anticipated needs without making capital expenditures materially higher than historical levels. See, also, Note 9 - Commitments in the Company's financial statements, which is incorporated herein by reference.

     These distribution centers are listed below:



                                    SQUARE              OWNED OR
      LOCATION                     FOOTAGE               LEASED
---------------------              -------              --------
Altamonte Springs, FL               33,000                Leased
Austell, GA                         56,160                Leased
Dallas, TX                          44,000                 Owned
Houston, TX                         15,000                Leased
Indianapolis, IN                    57,200                 Owned
Middletown, PA                      40,650                Leased
Orange, CT                         185,000                 Owned
Orlando, FL                         94,600                 Owned
Portland, ME                        60,000                 Owned
San Dimas, CA                       65,400                Leased
Santa Ana, CA                       11,941                Leased
Shelby, NC                         103,500                 Owned

     The Company closed the Brockton, MA distribution center in the third quarter of 1996. The customers of this distribution center are serviced from other existing facilities. The owned 60,000 square foot facility in Brockton, MA is currently listed to be sold or leased. Based on a review of the anticipated cash flows, the carrying value of the building is considered recoverable in all material respects. The Company has purchased a distribution center in Houston, TX, started construction on a new facility in Middletown, PA and leased a distribution center in Portland, OR. The new facilities in Houston, TX and Middletown, PA will replace the existing leased facilities and should be occupied in late 1997. The Portland, OR facility should be occupied during the second quarter of 1997.

     In addition, in 1995 the Company purchased its corporate offices in Indianapolis, IN from a partnership controlled by the Company's principal shareholder at its fair market value. Prior to the purchase, the Company leased the building under a capital lease. This building provides 32,000 square feet of office space for the accounting, contracts, credit, human resources, information systems and purchasing departments. The Company also leases 8,000 square feet of office space located in Indianapolis, IN. This office currently houses certain of the Company's executive officers and related
staff.    The Priority Healthcare Services Corporation subsidiary leases 4,810 square feet of office and medical building space in Indianapolis, IN.

Item 3. LEGAL PROCEEDINGS.

     The Company is subject to ordinary and routine litigation incidental to its business, none of which is material to the Company's results of operations or financial condition. See, also, Note 13 - Legal Proceedings in the Company's financial statements, which is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders of the registrant, through the solicitation of proxies or otherwise.

Executive Officers of the Company.

     The following is a list of the Company's executive officers, their ages and their positions held by the named individuals. These positions may exclude other positions held with subsidiaries of the Company. These executive officers serve at the discretion of the Board. There is no family relationship between any of the executive officers of the Company.



   NAME               AGE          POSITION
--------------------  ---  ---------------------------------
William E. Bindley    56   Chairman of the Board, Chief
                           Executive Officer, and President
Keith W. Burks        39   Executive Vice President
Michael D. McCormick  49   Executive Vice President, General
                           Counsel, and Secretary
Thomas J. Salentine   57   Executive Vice President, Chief
                           Financial Officer
Gregory S. Beyerl     39   Vice President and Controller
Michael L. Shinn      42   Treasurer


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


     (Pursuant to General Instruction (G)(3) of Form 10-K, the foregoing information pertaining to executive officers who are not standing for election as members of the Board of Directors is included as an un-numbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.)

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's common stock, $.01 par value, is traded on the New York
Stock Exchange under the symbol "BDY".   Prior to listing on the New York Stock
Exchange, the common stock was quoted on the NASDAQ National Market System under the symbol "BIND". The following table reflects the range of the reported high and low prices for the Company's common stock as reported on the New York Stock Exchange from August 2, 1995 through December 31, 1996 and on the NASDAQ National Market prior thereto.



                             1996             HIGH     LOW
                    January 1 - March 31     $21.00  $15.63
                    April 1 - June 30        $17.63  $15.00
                    July 1 - September 30    $18.25  $15.38
                    October 1 - December 31  $19.75  $16.50

                             1995             HIGH     LOW
                    January 1 - March 31     $16.13  $13.75
                    April 1 - June 30        $16.13  $14.50
                    July 1 - September 30    $19.00  $15.25
                    October 1 - December 31  $18.38  $14.75



     At March 14, 1997 there were outstanding 11,628,557 shares of the Company's common stock, which were held by approximately 1,000 holders of record.

     The Company has paid cash dividends on its common stock of 1-1/2 cents per share on twelve different quarterly dates for the period beginning September 5, 1990 and ending June 30, 1993. This dividend was increased to 2 cents per share for cash dividends paid on 15 different quarterly dates for the period beginning September 7, 1993 and ending March 25, 1997. Prior to September 5, 1990, the Company had not declared a cash dividend on its common stock. Future dividends will be paid in accordance with declarations by the Board of Directors in its sole discretion. The Company's primary bank line of credit agreement requires the Company to maintain specified levels of working capital and net worth, which may limit the Company's ability to pay dividends in the future.

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

     No unregistered equity securities were sold by the Company during 1996.

Item 6.                    Selected Financial Data

   The selected financial data set forth below should be read in conjunction with the Company's financial and related notes included elsewhere in this report.

            FIVE YEAR FINANCIAL REVIEW AND SELECTED FINANCIAL DATA
                       BINDLEY WESTERN INDUSTRIES, INC.

(in thousands, except share data)
--------------------------------------------------------------------------------------------------------
                                                    1996        1995        1994        1993        1992
--------------------------------------------------------------------------------------------------------
Net sales                                     $5,317,526  $4,670,153  $4,034,107  $3,426,097  $2,911,741
Other income                                       1,407       2,322       3,317       4,363       3,578
Cost of products sold                          5,197,008   4,565,750   3,945,172   3,350,119   2,844,880
Selling, general and administrative               70,531      62,555      50,279      43,322      36,707
Other expenses                                    20,523      16,406      16,998      20,601      17,761

Earnings before income taxes
 and cumulative effect of
 change in accounting principle                   30,871      27,764      24,975      16,418      15,971
Provision for income taxes                        12,865      11,383      10,240       6,854       5,590
Net earnings before
 cumulative effect of change
 in accounting principle                          18,006      16,381      14,735       9,564      10,381
Cumulative effect of change
 in accounting principle                                                                           2,510
Net Earnings                                      18,006      16,381      14,735       9,564      12,891

Earnings per share:
 Before cumulative effect of change
 in accounting principle
  Primary                                     $     1.52  $     1.42  $     1.34  $     0.88  $     1.02
  Fully diluted                                     1.35        1.27        1.20        0.86        1.00
Net earnings
  Primary                                           1.52        1.42        1.34        0.88        1.27
  Fully diluted                                     1.35        1.27        1.20        0.86        1.21

Cash dividends declared per Common Share      $     0.08  $     0.08  $     0.08  $     0.07  $     0.06

Other financial data:
Current assets                                $  850,965  $  777,366  $  736,687  $  665,412  $  555,429
Total assets                                     941,206     848,708     803,447     732,204     629,759
Current liabilities                              616,322     573,369     547,131     489,904     395,353
Long-term debt                                    99,766      69,473      69,461      69,733      69,246
Total liabilities                                719,119     647,948     623,196     566,486     473,072
Shareholders equity                              222,087     200,760     180,251     165,718     156,687
Book value per share                               19.27       17.90       16.64       15.38       14.59


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

     PHC continued to expand through the acquisitions of 3C Medical, the IV One Companies (IV One) and the infusion services division of Infectious Disease of Indiana, P.S.C. The acquisition of 3C Medical, a distributor of hemodialysis products, was effective October 31, 1994. IV One is comprised of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy. PHC acquired all of the outstanding stock of IV One in a cash transaction effective January 1, 1995. In January 1996, PHC formed a new subsidiary, National Infusion Services, Inc.(NIS). Effective February 8, 1996, PHC through its NIS subsidiary purchased the assets of the infusion services division of Infectious Disease of Indiana P.S.C. NIS is a provider of quality care to patients in a variety of settings. In February of 1997, the corporate name was changed from NIS to Priority Healthcare Services Corporation (PHS).

     The Company also acquired Kendall Drug Company (Kendall), a wholesale pharmaceutical distributor, effective July 1, 1994.

     Net sales of $5,318 million for 1996 represented a 14% increase over 1995. Net sales of $4,670 million for 1995 were an increase of 16% over 1994. Substantially all of the 1996 increase was generated from internal growth. In 1995, the sales increases resulted from internal growth of 12%, with the remaining 4% attributable to the aforementioned acquisitions of Kendall, 3C and IV One. This internal growth in both periods reflected increased sales to existing customers, the addition of new customers and price increases. The commitment to the direct store delivery portion of the business continued through 1996 and accounted for 35% and 32% of total sales in 1996 and 1995, respectively. This represented a 25% increase of 1996 direct store sales over 1995 and also for 1995 over 1994.

     Gross margin of $121 million in 1996 represented an increase of 15% over 1995 while the increase for 1995 over 1994 was 17%. The primary reason for these increases was the increase in net sales. Gross margin as a percent of net sales had a slight increase in 1996 to 2.27% from 2.24% in 1995, which had increased slightly from 2.20% in 1994. In both 1996 and 1995 the margins were enhanced by the infusion of higher margins from the alternate care/alternate site businesses of PHC and the commitment to growth of the direct store delivery portion of the business. This growth included a greater emphasis on providing new value added information systems programs, new marketing programs with manufacturers and increased sales of higher margin products such as generics, home health care and private label. In all years, the pressure on sell side margins continued while the purchasing gains remained relatively constant.

     Other income decreased in 1996 and 1995 as a result of reduced gains on the sale of marketable securities and a decrease in service fee income on certain customer receivable balances.

     Selling, general and administrative (SGA) expenses increased from $50.3 million in 1994 to $62.6 million in 1995 and to $70.5 million in 1996. For 1996, the increase associated with acquisitions was immaterial, whereas, in 1995, the increase attributable to acquired companies was $6 million. The remainder of the increases for both periods resulted from normal inflationary increases and costs to support the growing direct store delivery business of Bindley Western Drug Company and the alternate care/alternate site business of PHC. The cost increases related to the direct store delivery and alternate care/alternate site business include, among others, delivery expense, warehouse expense, and labor costs, which are variable with the level of sales volume.
In 1996 and 1995, SGA expense also included sales and development costs associated with the new information systems and marketing programs and incremental costs associated with the consolidation of divisions. SGA expenses will continue to increase as direct store delivery and alternate care/alternate site sales increase. However, management remains focused on controlling this increase through improved technology, better asset management and opportunities to consolidate distribution centers.

     Depreciation and amortization increased from $5.8 million in 1994 to $6.3 million in 1995 and to $6.7 million in 1996. These increases were the result of the inclusion of acquired entities and the depreciation and amortization on new facilities and equipment, particularly in management information systems and systems to support customer needs.

     Interest expense for 1994, 1995 and 1996 was $11.2 million, $10.1 million and $13.0 million, respectively. The average short-term borrowings outstanding were $142 million, $104 million and $119 million at an average short-term interest rate of 5.9%, 7.1% and 6.4% for 1994, 1995 and 1996, respectively. In 1994 and 1995, the Company provided extended receivable terms on identifiable receivables of certain chain warehouse customers and charged interest on these balances. To the extent this interest offset borrowing costs incurred to support these receivables, it was treated as a reduction of interest expense. The interest received from chain warehouse customers as a result of extended receivable terms was immaterial in relation to total interest expense, and therefore, presented on a net basis. On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%.

     The provision for income taxes represented 41.7%, 41.0% and 41.0% of earnings before taxes in 1996, 1995 and 1994, respectively.

     On January 11, 1996, the Company was informed by the U.S. Attorney's office in Indianapolis that the Drug Enforcement Administration ("DEA") was alleging multiple violations of the recordkeeping and reporting regulations of the Controlled Substances Act ("Act") resulting from a routine inspection of the Company's Indianapolis Distribution Center during January and February 1994. On November 7, 1996, the Company entered into a Civil Consent Decree with the United States and the DEA resolving all issues relating to its Indianapolis Distribution Center's alleged failure to comply with the Act. In exchange for the settlement of all civil and administrative issues, the Company paid $700,000, and agreed to pay an additional $300,000 if the Company does not substantially comply with the terms of the Civil Consent Decree over the next two years. The Company does not believe the amount of the settlement will exceed the charge recognized by the Company in 1996, which included estimated related professional fees of $112,000.

     On October 7, 1996, the Company and its indirect subsidiary, National Infusion Services, ("NIS"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-81. Dr. Slama is a director of the Company and formerly was Chief Executive Officer and President of NIS. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with NIS in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys fees and costs. The Company and NIS believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that NIS had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and NIS have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. The Company and NIS are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

     The Company is still considering a pro rata distribution to its shareholders of the stock of PHC. The possible spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to compliance with applicable securities and governmental regulations and other business considerations.

LIQUIDITY-CAPITAL RESOURCES.

     The Company's operations provided $44 million in cash for the year ended December 31, 1996. The source of funds was primarily a result of a reduction in accounts receivable and an increase in accounts payable. These sources were partially offset by an increase in merchandise inventory. The reduction of accounts receivable resulted from the Company not providing extended receivable terms to certain chain warehouse customers at the end of 1996 as it had at the end of 1995. The increase in accounts payable was attributed to the timing of payment terms and the build up of inventories at the end of the year. The increase in merchandise inventory is due to the procurement of inventory for the increased customer base and the Company's decision to build inventories to reduce the possibility of shortages due to potential reduction in shipments by certain vendors during the fourth quarter. Management continues to control inventory levels to minimize carrying costs and maximize purchasing opportunities.


     Capital expenditures, predominantly for the purchase of transportation equipment, the expansion and automation of existing warehouses, the investment in additional management information systems and systems to support customer needs were $15.6 million during 1996.

     On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25 %. In addition, the Company acquired the assets of NIS for approximately $9 million in cash. The Company also incurred a long-term obligation of approximately $1.5 million related to the purchase of NIS.


     Net decrease in borrowings under the bank credit agreement was $22.5 million during 1996. At December 31, 1996, the Company had borrowed $52 million under the bank credit agreement and had a remaining availability of $218 million.

     The Company believes that its cash on hand, cash equivalents, bank line of credit and working capital management efforts are sufficient to meet future working capital requirements. As of December 31, 1996, the Company's short-term bank line of credit was $270,000,000.


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

FORWARD LOOKING STATEMENTS.

     Certain statements included in this annual report which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private/Securities Litigation Reform act of 1995. These forward looking statements involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities and changes in government regulations or the interpretation thereof, which could cause actual results to differ from those in the forward looking statements.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors and nominees for Directors of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 annual meeting of common shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is also included under "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          The documents listed below are filed as a part of this report except as otherwise indicated:


          (a) 1. FINANCIAL STATEMENTS. The following described financial statements, required to be filed by Item 8 and incorporated therein by reference are set forth on pages F-1 through F-16.



          Report of Independent Accountants                     25
          Statements of Earnings for each of the three years
           in the period ended December 31, 1996                26
          Balance Sheets as of December 31, 1996 and 1995       27
          Statements of Cash Flows for each of the three years
           in the period ended December 31, 1996                28
          Statements of Shareholders' Equity for each of the
           three years in the period ended December 31, 1996    29
          Notes to Consolidated Financial Statements            30 to 43


          (a) 2. FINANCIAL STATEMENT SCHEDULES. No financial statement schedules are included as the information required by Rule 5-04 is not applicable, or is not material.

          (a) 3. EXHIBITS. The list of exhibits filed as part of this report is incorporated herein by reference to the Index to Exhibits at Page 45.

          (b) 4. No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Bindley Western Industries, Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 on page 24 present fairly, in all material respects, the financial position of Bindley Western Industries, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Price Waterhouse LLP
Indianapolis, Indiana
February 28, 1997

                     CONSOLIDATED STATEMENTS OF EARNINGS
              BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31,                             1996              1995               1994
(In thousands, except share data)
Revenues:
  Net sales                                            $5,317,526        $4,670,153         $4,034,107
  Other income                                              1,407             2,322              3,317
                                                       ----------        ----------         ----------
                                                        5,318,933         4,672,475          4,037,424

Cost and expenses:
  Cost of products sold                                 5,197,008         4,565,750          3,945,172
  Selling, general and administrative                      70,531            62,555             50,279
  Depreciation and amortization                             6,719             6,279              5,813
  Interest                                                 12,992            10,127             11,185
  Settlement of 1994 DEA inspection matter                    812
                                                       ----------        ----------         ----------
                                                        5,288,062         4,644,711          4,012,449

Earnings before income taxes                               30,871            27,764             24,975
                                                       ----------        ----------         ----------
Provision for income taxes:
  Current                                                  14,896            13,944             11,800
  Deferred                                                 (2,031)           (2,561)            (1,560)
                                                       ----------        ----------         ----------
                                                           12,865            11,383             10,240

                                                       ----------        ----------         ----------
Net earnings                                           $   18,006        $   16,381         $   14,735
                                                       ==========        ==========         ==========
Earnings per share:
  Primary                                              $     1.52        $     1.42         $     1.34
  Fully diluted                                              1.35              1.27               1.20

Average shares outstanding:
   Primary                                             11,872,926        11,529,092         11,035,912
   Fully diluted                                       15,372,519        15,042,597         14,539,770


         (See accompanying notes to consolidated financial statements)

                         CONSOLIDATED BALANCE SHEETS
              BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES


DECEMBER 31,                                                     1996           1995
(In thousands, except share data)
ASSETS
Current assets:
  Cash                                                       $ 63,658       $ 34,819
  Accounts receivable, less allowance for doubtful
    accounts of $2,664 for 1996 and $3,057 for 1995           346,802        397,924
  Finished goods inventory                                    431,816        332,054
  Deferred income taxes                                         4,560          4,605
  Other current assets                                          4,129          7,964
                                                             --------       --------
                                                              850,965        777,366
                                                             --------       --------
  Other assets                                                  1,160          1,220
                                                             --------       --------
  Fixed assets, at cost                                        71,915         59,468
   Less: accumulated depreciation                             (19,935)       (18,736)
                                                             --------       --------
                                                               51,980         40,732
                                                             --------       --------
  Intangibles                                                  37,101         29,390
                                                             --------       --------

    TOTAL ASSETS                                             $941,206       $848,708
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                      $ 52,000       $ 74,500
  Accounts payable                                            555,034        491,844
  Other current liabilities                                     9,288          7,025
                                                             --------       --------
                                                              616,322        573,369
                                                             --------       --------
Long-term debt                                                 99,766         69,473
                                                             --------       --------
Deferred income taxes                                           3,030          5,106
                                                             --------       --------

Shareholders' equity:
  Common stock. $.01 par value-authorized 30,000,000 shares;
    issued 11,871,042 and 11,562,388 shares, respectively       3,316          3,313
  Special shares, $.01 par value-authorized 1,000,000 shares
  Additional paid in capital                                   91,964         87,707
  Retained earnings                                           129,958        112,890
                                                             --------       --------
                                                              225,238        203,910
                                                             --------       --------
  Less: 348,291 shares in treasury-at cost                     (3,150)        (3,150)
                                                             --------       --------
  Total shareholders' equity                                  222,088        200,760
 Commitments and contingencies                               --------       --------
                                                             --------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $941,206       $848,708
                                                             ========       ========



         (See accompanying notes to consolidated financial statements)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES


For years ended December 31,                                 1996           1995           1994
(In thousands)
Cash flow from operating activities:
   Net income                                         $    18,006   $     16,381    $    14,735

  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                           6,719          6,279          5,813
    Deferred income taxes                                  (2,031)        (2,561)        (1,560)
    Writedown of accounts receivable
    Gain on sale of marketable securities                                    (96)          (183)
    Gain on sale of fixed assets                              (58)           (27)           (57)

 Change in assets and liabilities,
   net of acquisitions:
    Accounts receivable                                    51,826        (78,183)         6,327
    Finished goods inventory                              (99,713)        42,953        (46,987)
    Accounts payable                                       63,106         85,781          6,876
    Other current assets and liabilities                    6,097         (7,537)         2,849
     Net cash provided (used) by operating            -----------    -----------    -----------
       activities                                          43,952         62,990        (12,187)
                                                      -----------    -----------    -----------
Cash flow from investing activities:
     Purchase of fixed assets and other assets            (15,581)        (7,922)        (3,575)
     Proceeds from sale of fixed assets                        59            597            491
     Proceeds from sale of investment securities                           1,299          3,793
     Acquisition of businesses                             (9,064)        (4,125)       (10,361)
                                                      -----------    -----------    -----------
      Net cash used by investing activities               (24,586)       (10,151)        (9,652)
                                                      -----------    -----------    -----------
Cash flow from financing activities:
     Proceeds from sale of stock                            4,260          5,058            717
     Addition (reduction) of long-term debt, net           28,651             12           (272)
     Proceeds under line of credit agreement            1,064,000      1,049,000      1,184,500
     Payments under line of credit agreement           (1,086,500)    (1,111,000)    (1,156,000)
     Dividends                                               (938)          (930)          (919)
      Net cash provided (used) by financing           -----------   ------------    -----------
        activities                                          9,473        (57,860)        28,026
                                                      -----------   ------------    -----------
Net increase (decrease) in cash                            28,839         (5,021)         6,187
Cash at beginning of year                                  34,819         39,840         33,653
                                                      -----------   ------------    -----------
Cash at end of year                                   $    63,658   $     34,819    $    39,840
                                                      ===========   ============    ===========



         (See accompanying notes to consolidated financial statements)

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

                                   COMMON STOCK          TREASURY STOCK
                                   ----------------------------------------  ADDITIONAL
                                        SHARES              SHARES           PAID IN  RETAINED SHAREHOLDERS'
                                   OUTSTANDING   AMOUNT  OUTSTANDING AMOUNT  CAPITAL  EARNINGS      EQUITY
===========================================================================================================
(In thousands, except share data)
Balances at December 31, 1993       11,120,934   $3,309    348,291  ($3,150) $81,936   $83,623    $165,718

Net earnings                                                                            14,735      14,735
Dividends                                                                                 (919)       (919)
Shares issued upon exercise of
  stock options                         44,060        1                          521                   522
Shares issued upon acquisition
  of business                           15,000                                   195                   195
                                    ----------  -------    -------   ------  -------   -------    --------
Balances at December 31, 1994       11,179,994    3,310    348,291   (3,150)  82,652    97,439     180,251

Net earnings                                                                            16,381      16,381
Dividends                                                                                 (930)       (930)
Shares issued upon exercise of
  stock options                        382,394        3                        5,055                 5,058
                                    ----------  -------    -------   ------  -------   -------     -------
Balances at December 31, 1995       11,562,388    3,313    348,291   (3,150)  87,707   112,890     200,760

Net earnings                                                                            18,006      18,006
Dividends                                                                                 (938)       (938)
Shares issued upon exercise of
  stock options                        308,654        3                        4,257                 4,260
                                    ----------   ------    -------  -------  -------  --------    --------
Balances at December 31, 1996       11,871,042   $3,316    348,291  ($3,150) $91,964  $129,958    $222,088
                                    ==========   ======    =======  =======  =======  ========    ========





(See accompanying notes to consolidated financial statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     MARKETABLE SECURITIES. The Company substantially liquidated its investments in debt and equity securities in 1995. At December 31, 1994, all securities owned by the Company were categorized as available for sale.

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

     In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows is compared to the asset's carrying amount to determine if a write-down is required.

     DEBT ISSUE COSTS. Debt issue costs are amortized on a straight-line basis over the life of the Convertible Subordinated Debentures (Debentures) and the Senior Notes.

     INTANGIBLES. The Company continually monitors its cost in excess of net assets acquired (goodwill) and its other intangibles (customer lists and covenants not to compete) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amounts. Goodwill is being amortized on the straight-line method over periods not exceeding 40 years. Other intangibles are being amortized on the straight-line method over six to 15 years.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash, accounts receivable, other current assets, short-term borrowings, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments. The fair market value of long term debt was determined based on market quoted rates or was estimated using rates currently available to the Company for debt with similar terms and maturities.

     NEW ACCOUNTING STANDARDS. In June 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of (SFAS 121), which requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 in 1996, which did not have a significant effect on its financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which was effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company adopted SFAS 123 in 1996 and elected to continue to measure stock based compensation using the intrinsic value based method of accounting prescribed by APB Opinion 25, Accounting for Stock Issued to Employees and accordingly, the Company did not recognize compensation cost in the consolidated financial statements for options granted. The Company has disclosed pro forma financial information valuing stock-based compensation granted in 1995 and 1996 using the fair value based method of accounting. See
Note 9 - Capital Stock.

NOTE 2 - SHORT-TERM BORROWINGS

     The Company's short-term bank line of credit was $270,000,000 as of December 31,1996. The line was available, as necessary, for general corporate purposes at rates based upon prevailing money market rates. At December 31, 1996, 1995 and 1994, the Company had borrowed on its short term line of credit $52,000,000 at a rate of 6.4%, $74,500,000 at a rate of 6.9% and
$136,500,000 at a rate of 6.9%, respectively.

     No compensating balance is required on the line. Certain conditions relating to the maintenance of working capital, net worth and corporate existence have been imposed by the lenders.

     A summary of 1996, 1995 and 1994 borrowings follows:


                Maximum short-term     Average        Average
Year                    borrowings  borrowings  interest rate
=============================================================
(in thousands)
1996                      $192,000    $118,655           6.4%
1995                      $189,500    $104,465           7.1%
1994                      $240,000    $142,275           5.9%

NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT INCOME

The Company substantially liquidated its investments in debt and equity securities in 1995. At December 31, 1994, all securities owned by the Company were categorized as available for sale and had a maturity of five to ten years. The proceeds on sales of securities of $1,047,000 in 1995 and $2,524,000 in 1994, approximated their amortized cost.

Other Income for 1996 was substantially all interest income. For 1995 and 1994, the balance consisted of interest income of $2,194,000 and $3,076,000, dividends of $32,000 and $1,000 and Realized gains of $96,000 and $240,000, respectively.

NOTE 4- FIXED ASSETS


DECEMBER 31,                         1996            1995
-----------------------------------------------------------
(in thousands)
Land                            $   2,919        $  2,919
Buildings and furnishings          24,356          22,864
Leasehold improvements              2,307           2,556
Transportation and
  other equipment                  42,333          31,129
                                   71,915          59,468
                          ---------------------------------
Less: Accumulated
  depreciation                    (19,935)        (18,736)

                                $  51,980        $ 40,732
                          =================================

NOTE 5- INTANGIBLES


DECEMBER 31,                       1996           1995
------------------------------------------------------
(in thousands)
Goodwill                       $ 35,009        $28,673
Accumulated amortization         (4,875)        (3,931)
                           ---------------------------
Goodwill, net                    30,134         24,742

Other                            13,664         10,136
Accumulated amortization         (6,697)        (5,488)
                           ---------------------------
Other, net                        6,967          4,648
                           ---------------------------
Intangibles, net               $ 37,101        $29,390
                           ===========================

NOTE 6- INCOME TAXES

     The provision for income taxes includes state income taxes of $2,113,000, $1,925,000, and $1,850,000 in 1996, 1995 and 1994, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:


YEAR ENDED DECEMBER 31,                               1996                1995            1994
----------------------------------------------------------------------------------------------
Percentage of earnings before taxes:
U.S. federal statutory rate                           35.0%               35.0%           35.0%
State and local taxes on income, net of
  federal income tax benefit                           4.4%                4.5%            4.8%
Other                                                  2.3%                1.5%            1.2%
                                                      ----------------------------------------
Effective rate                                        41.7%               41.0%           41.0%
                                                      ========================================

     Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1996 and 1995:


Deferred tax assets:                           1996      1995
                                               ----      ----
 Current:
  Accounts receivable                        $4,857    $4,893
  Inventories                                   902       677
  Deferred compensation                         428       234
  Other, net                                    769     1,197
                                         --------------------
Subtotal                                      6,956     7,001

 Long-term:
  Acquired net operating loss benefits          482       539
  Other, net                                  1,127     1,300
                                         --------------------
Subtotal                                      1,609     1,839
                                         --------------------
Total deferred tax assets                    $8,565    $8,840
                                         ====================
Deferred tax liabilities:
 Current:
  Change in tax method for inventories       $2,396    $2,396
                                         --------------------
Subtotal                                      2,396     2,396

 Long-term:
  Fixed assets                               $3,557     3,486
  Change in tax method for inventories                  2,396
  Other, net                                  1,082     1,063
                                         --------------------
Subtotal                                      4,639     6,945
                                         --------------------
Total deferred tax liabilities               $7,035    $9,341
                                          ===================

     During 1992, the Company adopted the FIFO method of valuing inventories for tax purposes. Prior to 1992, the Company used the LIFO method of valuing inventories for tax purposes. The transition rules allow for the Company to implement this change in accounting for tax purposes on a pro-rata basis over the years 1992 through 1997.

     In connection with the acquisition of Goold, the Company acquired federal net operating loss carryforwards of $2,318,468. Due to certain tax law limitations, annual utilization of the carryforward is limited to $162,945. The remaining tax loss carryforward at December 31, 1996 is $1,541,243. The carryover period expires in 2006.

NOTE 7 - LONG-TERM DEBT

     The primary components of long-term debt at December 31, 1996 are $67,350,000 of Debentures and $30,000,000 of Senior Notes. The remaining $2,416,000 is comprised of mortgage obligations, and certain other debt related to the purchase of the IV One Companies and NIS.

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

     The market value of the 6.50% Debentures, based upon the publicly quoted rate, was $71,391,000 and $70,212,375 as of December 31, 1996 and December 31, 1995, respectively.

     On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. The Company estimates the fair market value at December 31, 1996 approximates the principle amount based on the proximity of the issuance date to the fiscal year end.

     In 1995, the Company purchased its corporate offices from a partnership controlled by the Company's principal shareholder at its fair market value of $1,450,000. Prior to the purchase, the Company leased the building under a capitalized lease with a minimum annual rental of $111,000 at an implicit rate of 10.5%.

NOTE 8 - PROFIT SHARING PLAN

     The Company and its subsidiaries maintain a qualified Profit Sharing Plan ("Profit Sharing Plan") for eligible employees. All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 21 ("Participant"). The annual contribution of the Company and its subsidiaries to the Profit Sharing Plan is at the discretion of the Board and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The Company's contributions to the plan for the years ended December 31, 1995 and 1994 were $1,165,550 and $933,600, respectively, and are estimated to be $1,334,572 for the year ended December 31, 1996.

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

     On May 19, 1994, the Company's shareholders approved amendments to the Company's 1983 Incentive Stock Option Plan, the 1983 Nonqualified Stock Option Plan, the 1987 Stock Option and Incentive Plan and the 1993 Stock Option and Incentive Plan to permit the Company's Compensation and Stock Option Committee of the Board of Directors ("Committee") to allow participants under these plans, including the holders of outstanding options, to exercise an option during its term following cessation of employment by reason of death, disability or retirement. Such amendments also permitted the Committee, in its sole discretion, to change the exercise and termination terms of options granted if such changes are otherwise consistent with applicable federal and state laws. In addition, the 1993 plan was amended to (i) increase from 1,000,000 to 1,500,000 the number of shares authorized for issuance pursuant to awards made under the 1993 plan; (ii) limit to 100,000 shares the number of shares that any one participant may receive under the 1993 plan during any calendar year; and (iii) provide that the Board of Directors may amend the 1993 plan in any respect without shareholder approval, unless such approval is required to comply with Rule 16b-3 under the Securities Exchange Act of 1934 or
Section 422 of the Internal Revenue Code of 1986. On May 16 1996, the Company's shareholders approved an amendment to the 1993 Stock Option and Incentive Plan to increase by 1,500,000 the number of shares authorized for issuance pursuant to awards made under the 1993 plan.

     In accordance with the provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to continue following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans, and accordingly, generally does not recognize compensation expense related to these options. If the Company had elected to recognize compensation expense based on the fair value of the options at the grant date as prescribed by SFAS 123, pro forma net income and earnings would have been:


                                     1996            1995
---------------------------------------------------------
(In thousands, except share data)
Net earnings - as reported        $18,006         $16,381
Net earnings - pro forma          $16,019         $16,135
Earnings per share
 Primary - as reported               1.52            1.42
 Primary - pro forma                 1.35            1.40
 Fully diluted - as
  reported                           1.35            1.27
 Fully diluted - pro forma           1.21            1.25

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended,

                                                1996                     1995
-----------------------------------------------------------------------------
Risk free interest rates                        6.05%                    5.69%
Expected dividend yields                         .41%                     .41%
Expected life of options                        4.60                     4.58
Volatility of stock price                      29.43%                   32.26%
Weighted average fair
value of options                              $ 6.20                   $ 6.09

     Compensation expense based on the fair value of options granted prior to January 1, 1995 were not included in the preceding pro forma calculations. Therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Changes in stock options under all plans are shown below:


                            NUMBER OF        WEIGHTED AVERAGE
                             SHARES           EXERCISE PRICE
-------------------------------------------------------------
Options outstanding
  at December 31, 1993     2,016,204                  $ 11.91
Forfeited during 1994        (51,200)                 $ 12.42
Granted during 1994          708,417                  $ 13.21
Exercised during 1994        (43,950)                 $ 11.26
                         -------------
Options outstanding
  at December 31, 1994     2,629,471                  $ 12.26
Forfeited during 1995       (102,598)                 $ 13.12
Granted during 1995          647,300                  $ 17.17
Exercised during 1995       (382,394)                 $ 11.34
                         -------------
Options outstanding
  at December 31, 1995     2,791,779                  $ 13.50
Forfeited during 1996        (56,600)                 $ 17.55
Granted during 1996          848,775                  $ 18.01
Exercised during 1996       (308,654)                 $ 11.51

Options outstanding
  at December 31, 1996     3,275,300                  $ 14.78
                         =============
Exercisable
  at December 31, 1996     1,908,718
                         =============
Available for grant
 at December 31, 1996        344,106
                         =============

     In certain cases, the exercise of stock options results in state and federal income tax deductions to the Company on the difference between the market price at the date of exercise and the option price. The tax benefits obtained from these deductions are included in additional paid in capital.

     Additional information regarding options outstanding at December 31, 1996 are shown below:


                                              Exercise Price Range
----------------------------------------------------------------------------------------
                                 $5.42-$9.99   $10.25-$16.75    $17.00-$20.08    Total
----------------------------------------------------------------------------------------
Number of options
  outstanding                        321,850       1,419,975        1,533,475  3,275,300
Weighted average
  exercise price                       $8.70          $12.87           $17.83     $14.78
Remaining contractual life              3.24            7.33             8.85       7.64
Number of shares
  exercisable                        321,850       1,044,642          542,226  1,908,718
Weighted average
  exercisable price                    $8.70          $12.66           $17.38     $13.33

NOTE 10 - COMMITMENTS

     The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2001, with options to renew for various periods. Minimum commitments under leases aggregate $1,675,000 for 1997, $927,000 for 1998 and $394,000 for 1999, $383,000 for 2000 and 19,000
for 2001.


     The consolidated rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,519,919, $1,708,691 and $1,500,082 respectively, of which approximately $208,728 in 1996,  $76,875 in 1995 and $45,000 in 1994  pertained to leases with terms of one year or less.

NOTE 11 -  MAJOR CUSTOMERS

     The Company services customers in 50 states and Puerto Rico from its 12 distribution centers located in nine states. Its principal customers are chain drug companies that operate their own warehouses. Other customers include independent drug stores, chain drug stores, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The following chain drug warehouse customers each accounted for over 10% of the Company's net sales during the years shown: Eckerd Corporation (17%), Rite Aid Corporation (14%) and Revco D.S., Inc. (12%) in 1996; Eckerd Corporation (19%), Rite Aid Corporation (15%) and Revco D.S., Inc. (10%) in 1995; and Eckerd Corporation (22%) and Rite Aid Corporation (11%) in 1994. Sales to these customers aggregated 43%, 44% and 33% of net sales in 1996, 1995 and 1994 respectively. The Company sells inventory to its chain drug warehouse and other customers on various payment terms. This entails accounts receivable exposure, especially if any of its chain warehouse customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers and, when feasible, obtains security interests in the inventory sold, there can be no assurance that the Company will not incur the write-off or writedown of chain drug accounts receivable in the future.


NOTE 12 - STATEMENT OF CASH FLOWS

     Cash paid for interest expense and income taxes was as follows:


<Caption
DECEMBER 31,         1996       1995       1994
(in thousands)
Interest          $13,126    $13,395    $13,679
Income taxes      $13,640    $16,469    $ 8,003

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

     Effective January 1, 1995, the Company purchased the IV One Companies (IV
One). IV One is comprised of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy. The consideration exchanged for IV One was approximately $2.9 million which exceeded the fair value of net assets acquired and resulted in approximately $2.1 million of intangible assets.

     In January, 1996, the Company formed a new subsidiary, National Infusion Services, Inc.(NIS). Effective February 8, 1996, the Company through its NIS subsidiary purchased the assets of the infusion services division of Infectious Disease of Indiana P.S.C. NIS is a provider of quality care to patients in a variety of settings. In February of 1997, the corporate name was changed from NIS to Priority Healthcare Services Corporation (PHS). The Company acquired the assets of NIS for approximately $9 million in cash and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets.

NOTE 13 - LEGAL PROCEEDINGS

     The Company is a defendant in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993 which names the Company, five other pharmaceutical wholesalers and 26 pharmaceutical manufacturers as defendants. Plaintiffs allege that pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorney's fees. The Company has denied the complaint allegations.

     In April, 1996, the Court granted the wholesalers motion for summary judgment and dismissed the wholesaler defendants, including the Company, from the action finding that there was no evidence in the record that the wholesaler defendants had conspired with the pharmaceutical manufacturer defendants. The class action plaintiffs have appealed this decision to the U.S. Court of Appeals for the Seventh Circuit. The appellate court has not issued a briefing or hearing schedule as of this time. The trial court on January 30, 1997 denied the plaintiffs motion under Fed. R. Civ. P. 60(b) to reopen the summary judgment issues involving the wholesaler defendants.

     A majority of the manufacturer defendants and the class plaintiffs have reached a settlement agreement, which was approved by the Court. The decision approving the settlement agreement has also been appealed to the Seventh Circuit.

     On July 1, 1996, the Company and several other wholesalers were joined as the defendants in a seventh amended and restated complaint filed in the Circuit Court of Greene County, Alabama, Durrett v. The Upjohn Company, civil action no. 94-029. The case was first filed in 1994. The plaintiffs claim the prices of prescription drugs they purchase in interstate commerce are artificially high because of alleged illegal activities of the defendant pharmaceutical manufacturers and wholesalers. The plaintiffs seek monetary damages, injunctive relief and punitive damages. The Company has denied the allegations of the complaint.

     Defendants filed motions to dismiss and for judgment on the pleadings arguing that the Alabama Antitrust Statute applies only to intrastate commerce. The trial court denied defendants' motion and defendants have appealed the issue to the Alabama Supreme Court, which accepted the appeal on February 7, 1997. In addition, plaintiffs' motion for class certification is pending before trial court.

     On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount;
(c) the six wholesaler defendants will be reimbursed by the 26 manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Company's initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court litigation as well as cases which have been filed in various state courts.

     The Company is unable to form a reasonably reliable conclusion regarding the likelihood of a favorable or unfavorable outcome of these cases. As confirmed by the Federal Court's decision, the Company believes the allegations of liability are without merit with regard to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition or liquidity. Adverse decisions, although not anticipated, could have an adverse material effect on the Company's results of operations.

     On October 7, 1996, the Company and its indirect subsidiary, National Infusion Services, ("NIS"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-81. Dr. Slama is a director of the Company and formerly was Chief Executive Officer and President of NIS. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with NIS in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys fees and costs. The Company and NIS believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that NIS had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and NIS have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. The Company and NIS are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the quarterly financial data for 1996 and 1995.


                             FIRST             SECOND            THIRD             FOURTH
                            QUARTER           QUARTER           QUARTER           QUARTER
-------------------------------------------------------------------------------------------
(in thousands, except per share data)
1996
 Net sales                 $1,188,988        $1,217,896        $1,336,265        $1,574,377
 Gross margin                  29,426            30,008            29,649            31,435
 Net earnings                   4,604             4,060             4,213             5,129
 Earnings per share:
   Primary                 $      .39        $      .34        $      .35        $      .43
   Fully Diluted                  .35               .31               .32               .37
1995
 Net sales                 $1,113,717        $1,126,260        $1,121,533        $1,308,643
 Gross margin                  27,008            26,020            24,041            27,335
 Net earnings                   4,196             4,201             3,547             4,436
 Earnings per share:
   Primary                 $      .37        $      .37        $      .31        $      .38
   Fully Diluted                  .33               .33               .28               .34

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BINDLEY WESTERN INDUSTRIES, INC.

                                        By /s/ William E. Bindley
                                        --------------------------------------
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


<Caption

        SIGNATURE                         TITLE                      DATE

/s/ William E. Bindley      Chairman of the Board and           March 27, 1997
----------------------      President (Principal Executive
William E. Bindley          Officer); Director

/s/ William F. Bindley, II  Director                            March 27, 1997
--------------------------
William F. Bindley, II

/s/ Keith W. Burks          Executive Vice President;           March 27, 1997
------------------          Director
Keith W. Burks

/s/ Seth B. Harris          Director                            March 27, 1997
------------------
Seth B. Harris

/s/ Robert L. Koch, II      Director                            March 27, 1997
----------------------
Robert L. Koch, II

/s/ Michael D. McCormick    Executive Vice President, General   March 27, 1997
------------------------    Counsel and Secretary; Director
Michael D. McCormick

/s/ J. Timothy McGinley     Director                            March 27, 1997
-----------------------
J. Timothy McGinley

/s/ James K. Risk, III      Director                            March 27, 1997
----------------------
James K. Risk, III

/s/ Thomas J. Salentine     Executive Vice President and        March 27, 1997
-----------------------     Chief Financial Officer
Thomas J. Salentine         (Principal Accounting and
                            Financial Officer); Director

                            Director
--------------------------
Thomas G. Slama, M.D.

/s/ K. Clay Smith           Director                            March 27, 1997
-----------------
K. Clay Smith

                               INDEX TO EXHIBITS


                                                                                                       Page No.
 Exhibit                                                                                                 This
   No.                                               Description                                        Filing
__________                           ___________________________________________                      __________

   3-A      (1)  (i) Amended and Restated Articles of Incorporation of
                 Registrant.......................................................................

            (2)  (ii) Amendment to Restated Articles of Incorporation increasing number of authorized shares................................................................

            (3)  (iii) Amendment to Restated Articles of Incorporation establishing terms of Class A
                 Preferred Stock..................................................................

   3-B      (12) Restated By-Laws of Registrant, as Amended to date...............................

   4-A      (4)  Trust Indenture dated as of September 15, 1992 between Registrant and Bank One,
                 Indianapolis, NA.................................................................

   4-B           (i) Eighth Amendment to Amended and Restated Credit Agreement dated as of May 15,
                 1996 among Registrant and Bank One Indianapolis, NA, Keybank National Association,
                 Nationsbank of Texas, N.A., Suntrust Bank, Central Florida, N.A., The Bank of
                 Tokyo-Mitsubishi Ltd., The First National Bank of Chicago, The Boatmen's National
                 Bank of St. Louis, Bank One, Milwaukee, NA, The Industrial Bank of Japan, Limited,
                 and Bank One, Indianapolis, NA, as agent (this exhibit has not been included in this filing but will be provided upon written request to the Registrant's Chief
                 Financial Officer)...............................................................

   4-C           Note Purchase Agreement dated as of December 15, 1996 by and among Registrant and
                 Nationwide Life Insurance Company and Employers life Insurance Company of Wausau for $30,000,000 aggregate principal amount of Registrant's 7.25% Senior Notes due
                 December 27, 1999  (this exhibit has not been included in this filing but will be provided upon written request to the Registrant's Chief Financial Officer).......


                                                                                                          Page No.
 Exhibit                                                                                                    This
   No.                                             Description                                             Filing
__________      __________________________________________________________________________________       __________
     10-A*       (6)  (iii) Employee Benefit Trust Agreement of Registrant dated November 30, 1990
                 (5)  (v) Split Dollar Insurance Agreement dated December 11, 1992 between
                      Registrant and William F. Bindley, II and K. Clay Smith as trustees of the
                      William E. Bindley Irrevocable Trust........................................
                 (5)  (vi) The William E. Bindley Trust Agreement dated December 11, 1992 between
                      William E. Bindley, grantor, and William F. Bindley, II and K. Clay Smith, trustees....................................................................
     10-B*       (7)  (i) Nonqualified Stock Option Plan of Registrant............................
                (10)  (ii) Amendment to the Nonqualified Stock Option Plan of Registrant..........
     10-C*       (7)  (i) Incentive Stock Option Plan of Registrant...............................
                (10)  (ii) Amendment to the Incentive Stock Option Plan of Registrant.............
     10-D*       (8)  (i) 1987 Stock Option and Incentive Plan of Registrant......................
                 (9)  (ii) Amendment to 1987 Stock Option and Incentive Plan......................
                 (9)  (iii) Outside Directors Stock Option Plan of Registrant.....................
                (10)  (iv) Amendment to the 1987 Stock Option and Incentive Plan of Registrant....
     10-E*       (5)  (i) 1993 Stock Option and Incentive Plan of Registrant......................
                (10)  (ii) First Amendment to the 1993 Stock Option and Incentive Plan of
                      Registrant..................................................................
                      (iii) Second Amendment to the 1993 Stock Option and Incentive Plan of
                      Registrant .................................................................       50
                                                                                                     ----------

                                                                                  Page No.
 Exhibit                                                                            This
   No.                                Description                                  Filing
__________   ______________________________________________________________      __________
  10-J*      (13)  (i) Form of Termination Benefits Agreement, dated April
                   1, 1996, between Registrant and Messrs. Bindley,
                   Burks, McCormick, and Salentine.........................

             (12)  (ii) Termination Benefits Agreement, dated as of
                   February 8, 1996, between Registrant and Thomas G.
                   Slama...................................................

  10-U       (10)  Assistance Agreement dated August 11, 1993 between the
                   State of Connecticut and Registrant.....................

  10-X*      (10)  (i) Consulting Agreement, dated January 20, 1994,
                   between George E. Maloof and Registrant.................

             (12)  (ii) Severance Agreement and Release, dated August 31,
                   1995, between Registrant and Michael R. Visnich.........

             (12)  (iii) Employment Agreement, dated February 8, 1996,
                   between Registrant and Thomas G. Slama..................

             (12)  (iv) Noncompetition Agreement, dated February 7, 1996, between Registrant and Thomas G. Slama..................

  10-Y       (12)  Collective Bargaining Agreement dated October 21, 1994 between J.E. Goold & Co. and Truck Drivers,
                   Warehousemen and Helpers Union Local No. 340............

  10-Z*      (10)  (i) 401(k) Profit Sharing Plan (Nonstandardized)
                   Adoption Agreement of Registrant, effective January
                   1, 1994.................................................

             (11)  (ii) Amendment to page 4 of the 401(k) Profit Sharing
                   Plan (Nonstandardized) Adoption Agreement of
                   Registrant, effective January 1, 1994...................

             (12)  (iii) 401(k) Profit Sharing Plan (Nonstandardized)
                   Adoption Agreement of Registrant, effective January 1,
                   1996....................................................

                                                                                                                 Page No.
 Exhibit                                                                                                           This
   No.                                                  Description                                               Filing
__________       _______________________________________________________________________________________      ______________
                 (12)   (iv) Amendment to page 6 of the 401(k) Profit Sharing Plan (Nonstandardized)
                        Adoption Agreement of Registrant, effective January 1, 1996.....................

  10-AA*         (11)   (i) Form of Profit Sharing Excess Plan and related Trust between Registrant and each of William E. Bindley, Keith W. Burks, Michael D. McCormick, and Thomas J.
                        Salentine.......................................................................

                 (11)   (ii) Form of 401(k) Excess Plan and Related Trust between Registrant and each of
                        William E. Bindley, Keith W. Burks, Michael D. McCormick, and Thomas J.
                        Salentine.......................................................................

                 (12)   (iii) First Amendment to 401(k) Excess Plan.....................................

    21                  List of subsidiaries of Registrant..............................................            51
                                                                                                              --------------
    23                  Written Consent of Price Waterhouse LLP.........................................            52
                                                                                                              --------------
    27                  Financial Data Schedule.........................................................            53
                                                                                                              --------------

----------------------
*The indicated exhibit is a management contract, compensating plan, or arrangement required to be filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 is incorporated by reference.

(2) The copy of this exhibit filed as Exhibit 4(a)(ii) to the Company's Registration Statement on Form S-3 (Registration No. 33-45965) is incorporated by reference.

(3) The copy of this exhibit filed as exhibit number 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated by reference.

(4) The copy of this exhibit filed as Exhibit 4-D to the Company's Registration Statement on Form S-3 (Registration No. 33-50982) is incorporated by reference.

(5) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated by reference.

(6) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated by reference.

(7) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 2-84862) is incorporated by reference.

(8) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated by reference.

(9) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated by reference.

(10) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated by reference.

(11) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated by reference.

(12) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated by reference.

(13) The copy of this exhibit filed as Exhibit 10-CC to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 is incorporated by reference.