Form 10-K/A
period 1995-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 1997-04-10
CIK 722808

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K/A
                             Amendment No. 2

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

(page)
Explanation of Amendment

This second amendment to the Bindley Western Industries, Inc. annual report for the year ended December 31, 1995 on Form 10-K is being filed to revise the signature page of Amendment No. 1 to the 1995 form 10-K. This revision now indicates that Amendment No. 1 for the year ended December 31, 1995 was not signed by Thomas G. Slama, Director.

(page)
Signatures

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

Signature                                     Title                                  Date
/s/ William E. Bindley          Chairman of the Board and President             March 21, 1996
William E. Bindley              (Principal Executive Officer); Director

/s/ William F. Bindley, II      Director                                        March 21, 1996
William F. Bindley, II

/s/ Keith W. Burks              Executive Vice President; Director              March 21, 1996
Keith W. Burks

/s/ Seth B. Harris              Director                                        March 21, 1996
Seth B. Harris

/s/ Robert L. Koch, II          Director                                        March 21, 1996
Robert L. Koch, II

/s/ Michael D. McCormick        Executive Vice President, General               March 21, 1996
Michael D. McCormick            Counsel and Secretary; Director

/s/ J. Timothy McGinley         Director                                        March 21, 1996
J. Timothy McGinley

/s/ James K. Risk, III          Director                                        March 21, 1996
James K. Risk, III

/s/ Thomas J. Salentine         Executive Vice President and Chief              March 21, 1996
Thomas J. Salentine             Financial Officer (Principal Accounting
                                and Financial Officer); Director

                                Director
Thomas G. Slama, M.D.

/s/ K. Clay Smith               Director                                        March 21, 1996
K. Clay Smith

(page)
	                             SIGNATURE

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 9, 1997 			              	   BINDLEY WESTERN INDUSTRIES, INC.



                             	      BY  /s/ Thomas J. Salentine
                               		   Thomas J. Salentine
		                                  Executive Vice President
		                                  (Principal Financial Officer)