Form 10-Q
period 1997-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 1997-05-15
CIK 722808

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    March 31, 1997

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


Yes      x          No _________

The number of shares of Common Stock outstanding as of March 31, 1997 was 11,630,057.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
              (000's omitted except share data)
                         (unaudited)


                                                                Three-month period ended
                                                                        March 31,
                                                                             1997                        1996

Revenues:
  Net sales from stock                                               $              634,624          $          479,238
  Net brokerage sales                                                             1,000,039                     709,750
  Total net sales                                                                 1,634,663                   1,188,988
  Other income                                                                          396                         364
                                                                                  1,635,059                   1,189,352
Cost and expenses:
  Cost of products sold                                                           1,601,832                   1,159,562
  Selling, general and administrative                                                18,634                      17,081
  Depreciation and amortization                                                       1,814                       1,634
  Interest                                                                            3,468                       3,271
                                                                                  1,625,748                   1,181,548

Earnings before income taxes                                                          9,311                       7,804

Provision for income taxes                                                            3,790                       3,200

Net earnings                                                       $                  5,521         $             4,604



Earnings per share:
  Primary                                                         $                    0.46        $               0.39
  Fully diluted                                                   $                    0.40        $               0.35

Average shares outstanding:
  Primary                                                                        12,113,719                  11,850,074
  Fully diluted                                                                  15,610,404                  15,247,299

(See accompanying notes to consolidated financial statements)



      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
              (000's omitted except share data)
                         (unaudited)

                                                                             March 31,            December 31,
                                                                                  1997                    1996


ASSETS
Current assets:
 Cash                                                              $            40,629     $            63,658
 Accounts receivable, less allowance for doubtful
  accounts of $3,584 for 1997 and $2,664 for 1996                              466,671                 346,802
 Finished goods inventory                                                      358,378                 431,816
 Deferred income taxes                                                           4,560                   4,560
 Other current assets                                                            4,260                   4,129
                                                                               874,498                 850,965
Other assets                                                                     1,116                   1,160
Fixed assets, at cost                                                           74,297                  71,915
 Less: accumulated depreciation                                               (20,760)                (19,935)
                                                                                53,537                  51,980
Intangibles                                                                     36,599                  37,101
  TOTAL ASSETS                                                     $           965,750     $           941,206

LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                             $           164,500     $            52,000
 Accounts payable                                                              461,545                 555,034
 Other current liabilities                                                       8,998                   9,288
                                                                               635,043                 616,322
Long-term debt                                                                  99,773                  99,766
Deferred income taxes                                                            2,430                   3,030

Shareholders' equity:
Common stock, $.01 par value authorized 30,000,000 shares;
 issued 11,992,979 and 11,871,042 shares, respectively                           3,318                   3,316
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                                      93,366                  91,964
Retained earnings                                                              135,246                 129,958
                                                                               231,930                 225,238
Less:  shares in treasury-at cost
 362,922 and 348,291 shares, respectively                                      (3,426)                 (3,150)
  Total shareholders' equity                                                   228,504                 222,088
Commitments and contingencies
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $           965,750     $           941,206

(See accompanying notes to consolidated financial statements)


      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
              (000's omitted except share data)
                         (unaudited)

                                                                Three-month period ended
                                                                       March 31,
                                                                                      1997                           1996

Cash flow from operating activities:
  Net income                                                         $               5,521           $              4,604
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                                    1,814                          1,634
    Deferred income taxes                                                            (600)                          (600)
    Gain on sale of fixed assets                                                      (38)                            (7)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                                            (119,869)                         77,356
  Finished goods inventory                                                          73,438                         29,078
  Accounts payable                                                                (92,889)                      (126,497)
  Other current assets and liabilities                                             (1,021)                        (2,177)
    Net cash used by operating activities                                        (133,644)                       (16,609)

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                        (2,843)                       (12,392)
  Proceeds from sale of fixed assets                                                    56                              7
  Acquisition of business                                                                                         (9,030)
    Net cash used by investing activities                                          (2,787)                       (21,415)

Cash flow from financing activities:
  Proceeds from sale of stock                                                        1,404                          1,495
  Addition (reduction) in long term debt                                                 7                          (131)
  Proceeds under line of credit agreement                                          365,000                        305,000
  Payments under line of credit agreement                                        (252,500)                      (266,000)
  Purchase of common shares for treasury                                             (276)
  Dividends                                                                          (233)                          (239)

    Net cash provided by financing activities                                      113,402                         40,125

Net increase (decrease) in cash                                                   (23,029)                          2,101
Cash at beginning of period                                                         63,658                         34,819
Cash at end of period                                                $              40,629           $             36,920

(See accompanying notes to consolidated financial statements)


       BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three month periods ended March 31, 1997 and 1996 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. The Company is a defendant in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993 which names the Company, five other pharmaceutical wholesalers and twenty-six pharmaceutical manufacturers as defendants, In re Brand Name Prescription Drugs Litigation, MDL 997. Plaintiffs allege that pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorney's fees. The Company has denied the complaint allegations.

     In April, 1996, the Court granted the wholesalers motion for summary judgment and dismissed the wholesaler defendants, including the Company, from the action finding that there was no evidence in the record that the wholesaler defendants had conspired with the pharmaceutical manufacturer defendants. The class action plaintiffs have appealed this decision to the U.S. Court of Appeals for the Seventh Circuit. The appellate court issued a briefing scheduled on May 9, 1997. The appellants must file one consolidated brief on May 23, 1997. The appellees brief, or separate briefs, are due on June 9, 1997 and appellant's reply brief is due on June 17, 1997. If the Court of Appeals determines that oral argument is necessary, it will be heard sometime during the month of June.

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

     The manufacturer defendants filed motions to dismiss and for judgment on the pleadings arguing that the Alabama Antitrust Statute applies only to intrastate commerce. The trial court denied defendants' motion and defendants have appealed the issue to the Alabama Supreme Court, which accepted the appeal on February 7, 1997. The defendants submitted their appeal briefs on May 12, 1997. In addition, plaintiffs' motion for class certification is pending before trial court.

     On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and twenty-six pharmaceutical manufacturers. Among other things, the agreement provides: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the twenty-six manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Company's initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court litigation as well as cases which have been filed in various state courts.

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


3. On October 7, 1996, the Company and its subsidiary, National Infusion Services, ("NIS"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-
     81. Dr. Slama is a director of the Company and formerly was Chief Executive Officer and President of NIS. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with NIS in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys fees and costs. The Company and NIS believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that NIS had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and NIS have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. Dr. Slama has moved to dismiss portions of the counterclaim; the Company and NIS have filed a brief opposing that motion and the Court has set the motion for hearing on May 30, 1997. The Company and NIS are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per share". SFAS 128 requires the dual presentation of basic earnings per share and diluted earnings per share. The Company will adopt the provisions of SFAS 128 in the last quarter of 1997.
     Pro forma basic earnings per share, which was calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding, would have been $.48 per share for the first quarter of 1997.



Item 2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

Results of Operations.


     Effective February 8, 1996, a newly formed subsidiary of the Company, National Infusion Services, Inc. (NIS), acquired the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. The acquisition was accounted for as a purchase and, accordingly, the 1996 financial statements include the results of operations of NIS from the date of acquisition.

     Net sales for the first quarter increased by 37% from $1,189 million in 1996 to $1,635 million. This increase resulted entirely from internal growth and was comprised of a 41% increase in brokerage type sales (brokerage sales) and a 32% increase in sales from the Company's inventory (from stock sales). Consolidations within both the wholesale and chain drug industries provided substantial growth in brokerage sales. Brokerage sales generate very little gross margin, however they provide for increased working capital and support the Company's programs to attract more direct store delivery business from these chain customers. While overall price changes accounted for approximately 4% of the growth in from stock sales, increased sales to existing and new customers were the primary components of the increase. The Company experienced continued sales growth in most of its operating units.

     Gross margin of $32.8 million in 1997 represented an increase of 12% over 1996. The increase resulted from the overall increase in net sales and the increase in revenue from the higher margin alternate care/alternate site and direct store delivery business. The significant increase in the lower margin brokerage sales resulted in a reduction in gross margin as a percent of net sales from 2.47% in 1996 to 2.01% in 1997. The pressure on sell side margins continued to be a significant factor in 1997 and the purchasing gains associated with pharmaceutical price inflation remained relatively constant.

     Other income remained relatively constant and represented finance charges on certain customer receivable balances.

     Selling, general and administration (SGA) expenses increased 9.1% from $17.0 million in 1996 to $18.6 million in 1997. Normal inflationary increases and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care/alternate site business of Priority Healthcare Corporation (PHC) have generated increased SGA expenses. However, total SGA expense as a percent of from stock sales has actually decreased from 3.6% in 1996 to 2.9% in 1997. Management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. The cost increases related to the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. In 1996, SGA expense also included non-recurring expenses of approximately $200,000 associated with the closing and consolidation of the Brockton, Massachusetts and the Charlotte, North Carolina distribution centers. SGA expenses will continue to increase as direct store delivery and alternate care /alternate site sales increase.

     Depreciation and amortization on new facilities, management information systems and equipment caused depreciation and amortization expense to increase from $1.63 million in 1996 to $1.81 million in 1997.

     Interest expense increased from $3.27 million in 1996 to $3.47 million in 1997. The average short-term borrowings outstanding decreased from $129 million in 1996 to $97 million in 1997 and the average short-term interest rate decreased from 6.6% in 1996 to 6.3% in 1997. On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%.

     The provision for income taxes represented 40.7% and 41.0% of earnings before taxes in the first quarter of 1997 and 1996, respectively.

     The Company is still considering a pro rata distribution to its shareholders of all of the stock of PHC. The proposed spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to, among other business considerations, obtaining a favorable tax ruling and compliance with applicable securities and governmental regulations and other business considerations.

LIQUIDITY-CAPITAL RESOURCES.

     For the three month period ended March 31, 1997, the Company's operations consumed $133.6 million in cash. The use of funds was primarily a result of an increase in accounts receivable and a reduction in accounts payable. This use was partially offset by the decrease in merchandise inventories. The increase in accounts receivable was a direct result of the increase in sales. The decrease in merchandise inventories resulted from the Company selling off the safety stock it accumulated at the end of 1996. This stock was accumulated to reduce the possibility of shortages due to certain vendors reducing shipments during the fourth quarter. This reduction in safety stock and changes in certain vendors' payment terms provided the reduction in accounts payable. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

     Capital expenditures, predominantly for the purchase of management information systems and the expansion and automation of existing warehouses were $2.8 million during the quarter.

     The net increase in borrowings under the bank credit agreement was $112.5 million during the period. At March 31, 1997 the Company had borrowed $164.5 million under the bank credit agreement and had a remaining availability of $105.5 million.

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

FORWARD LOOKING STATEMENTS.

     Certain statements included in this annual report, which are not historical facts, are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private/Securities Litigation Reform act of 1995. These forward looking statements involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities and changes in government regulations or the interpretation thereof, which could cause actual results to differ from those in the forward looking statements.





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


May 9, 1997                      BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                  Thomas J. Salentine
                                  Executive Vice President
                                  (Principal Financial Officer)