Form 10-Q
period 1997-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 1997-08-14
CIK 722808

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1997

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


Yes      x          No _________

The number of shares of Common Stock outstanding as of June 30, 1997 was 11,799,487.


           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF EARNINGS
         (000's omitted except share data)
                    (unaudited)


                                                                 Six-month period ended                    Three-month period ended
                                                                     June 30,                                     June 30,
                                                                  1997            1996                       1997             1996
Revenues:
  Net sales from stock                                          $ 1,273,501      $ 979,599                  $ 643,445      $ 500,360
  Net brokerage sales                                             2,172,189      1,427,284                  1,167,583        717,536
  Total net sales                                                 3,445,690      2,406,883                  1,811,028      1,217,896
  Other income                                                          626            639                        229            274
                                                                  3,446,316      2,407,522                  1,811,257      1,218,170
Cost and expenses:
  Cost of products sold                                           3,378,863      2,347,450                  1,777,031      1,187,888
  Selling, general and administrative                                37,291         34,517                     18,657         17,436
  Depreciation and amortization                                       3,723          3,339                      1,909          1,705
  Interest                                                            7,762          6,497                      4,294          3,226
  Settlement of 1994 DEA inspection matter                              812                                       812
                                                                  3,427,639      2,392,615                  1,801,891      1,211,067

Earnings before income taxes                                         18,677         14,907                      9,366          7,103

Provision for income taxes                                            7,602          6,243                      3,812          3,043

Net earnings                                                       $ 11,075        $ 8,664                     $5,554         $4,060



Earnings per share:
  Primary                                                          $   0.88         $ 0.74                     $ 0.44         $ 0.34
  Fully diluted                                                    $   0.77        $  0.65                     $ 0.39         $ 0.31

Average shares outstanding:
  Primary                                                        12,523,093     11,776,398                 12,595,215     11,802,754
  Fully diluted                                                  16,068,242     15,277,426                 16,140,364     15,303,782

 (See accompanying notes to consolidated financial statements)

      BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
              (000's omitted except share data)
                         (unaudited)

                                                                   June 30,  December 31,
                                                                       1997          1996
ASSETS
Current assets:
 Cash                                                             $  48,519    $   63,658
 Accounts receivable, less allowance for doubtful
 accounts of $4,010 for 1997 and $2,664 for 1996                    522,074       346,802
 Finished goods inventory                                           350,961       431,816
 Deferred income taxes                                                4,560         4,560
 Other current assets                                                 5,842         4,129
                                                                    931,956       850,965
Other assets                                                          1,054         1,160
Fixed assets, at cost                                                76,037        71,915
 Less: accumulated depreciation                                    (21,511)      (19,935)
                                                                     54,526        51,980
Intangibles                                                          36,096        37,101
  TOTAL ASSETS                                                   $1,023,632     $ 941,206

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                           $  118,500    $   52,000
 Accounts payable                                                   559,037       555,034
 Other current liabilities                                            8,560         9,288
                                                                    686,097       616,322
Long-term debt                                                       99,580        99,766
Deferred income taxes                                                 1,830         3,030

Shareholders' equity:
Common stock, $.01 par value authorized 30,000,000 shares;
 issued 12,160,729 and 11,871,042 shares, respectively                3,319         3,316
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                           95,652        91,964
Retained earnings                                                   140,564       129,958
                                                                    239,535       225,238
Less:  shares in treasury-at cost
 361,242 and 348,291, respectively                                  (3,410)       (3,150)
  Total shareholders' equity                                        236,125       222,088
Commitments and contingencies
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $1,023,632    $  941,206

(See accompanying notes to consolidated financial statements)

     BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
              (000's omitted except share data)
                         (unaudited)

                                                                              Six-month period ended
                                                                                   June 30,
                                                                                 1997            1996
Cash flow from operating activities:
  Net income                                                               $   11,075       $   8,664
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                               3,723           3,339
    Deferred income taxes                                                     (1,200)         (1,200)
    Gain on sale of fixed assets                                                 (49)            (18)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                                       (175,272)          63,787
  Finished goods inventory                                                     80,855        (16,871)
  Accounts payable                                                              4,003       (114,246)
  Other current assets and liabilities                                        (2,441)         (2,172)
    Net cash used by operating activities                                    (79,306)        (58,717)

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                   (5,188)        (13,325)
  Proceeds from sale of fixed assets                                               79              16
  Acquisition of business                                                                     (9,064)
    Net cash used by investing activities                                     (5,109)        (22,373)

Cash flow from financing activities:
  Proceeds from sale of stock                                                   3,691           1,835
  Reduction in long term debt                                                   (186)           (285)
  Proceeds under line of credit agreement                                     671,500         556,500
  Payments under line of credit agreement                                   (605,000)       (483,000)
  Purchase of shares for treasury                                               (260)
  Dividends                                                                     (469)           (477)

    Net cash provided by financing activities                                  69,276          74,573

Net increase (decrease) in cash                                              (15,139)         (6,517)
Cash at beginning of period                                                    63,658          34,819
Cash at end of period                                                      $   48,520       $  28,302

(See accompanying notes to consolidated financial statements)

       BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and six month periods ended
     June 30, 1997 and 1996 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. The Company is a defendant in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993 which names the Company, five other pharmaceutical wholesalers and twenty-six pharmaceutical manufacturers as defendants, In re Brand Name Prescription Drugs Litigation, MDL 997. Plaintiffs allege that pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. The Company has denied the complaint allegations.

     In April 1996, the Court granted the wholesalers' motion for summary judgment and dismissed the wholesaler defendants, including the Company, from the action finding that there was no evidence in the record that the wholesaler defendants had conspired with the pharmaceutical manufacturer defendants. The class action plaintiffs appealed this decision to the U.S. Court of Appeals for the Seventh Circuit. The Court of Appeals heard oral argument on June 25, 1997. It has not yet issued a decision.

     The trial court, on January 30, 1997, denied the plaintiffs' motion under Fed. R. Civ. P. 60(b) to reopen the summary judgment issues involving the wholesaler defendants.

     A majority of the manufacturer defendants and the class plaintiffs have reached a settlement agreement, which was approved by the Court. The approval was affirmed by the Seventh Circuit. In addition, on May 30, 1997, the Court of Appeals dismissed the individual plaintiffs' appeals of the summary judgment in favor of the wholesaler defendants, holding that these plaintiffs had no standing to prosecute the appeal.

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

     The manufacturer defendants filed motions to dismiss and for judgment on the pleadings arguing that the Alabama Antitrust Statute applies only to intrastate commerce. The trial court denied defendants' motions and defendants have appealed the issue to the Alabama Supreme Court, which accepted the appeal on February 7, 1997. The defendants submitted their appeal briefs on May 12, 1997. In addition, plaintiffs' motion for class certification is pending before trial court.

     On March 7, 1997, the manufacturer defendants filed a motion for a continuance of the trial in the Alabama action pending the Alabama Supreme Court's decision and pending a decision by the Seventh Circuit Court of Appeals in the federal multidistrict litigation. The plaintiffs moved for a complete stay of discovery for the same reasons. The trial court granted the manufacturer defendants' motion to continue the trial from October 1997 to Spring 1998. The case has not otherwise been stayed pending the appeal.

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

     The Company is unable to form a reasonably reliable conclusion regarding the likelihood of a favorable or unfavorable outcome of these cases. As confirmed by the federal district court's decision, the Company believes the allegations of liability are without merit with regard to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition or liquidity. Adverse decisions, although not anticipated, could have an adverse material effect on the Company's results of operations.


3. On October 7, 1996, the Company and its subsidiary, National Infusion Services, ("NIS"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-
     81. Dr. Slama was formerly a director of the Company and Chief Executive Officer and President of NIS. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with NIS in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys fees and costs. The Company and NIS believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that NIS had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and NIS have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. Dr. Slama moved to dismiss portions of the counterclaim; which motion, after briefing and oral argument was denied by the court on July 14, 1997. The Company and NIS are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per share". SFAS 128 requires the dual presentation of basic earnings per share and diluted earnings per share. The Company will adopt the provisions of SFAS 128 in the last quarter of 1997.
     Pro forma basic earnings per share, which was calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding, would have been $.95 and $.47 per share for the six month and three month periods ended June 30, 1997, respectively.




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

      Net sales of $3,446 million for the six month period and $1,811 million for the second quarter represented a 43.2% and 48.7% increase over the same periods of 1996, respectively. The Company experienced continued sales growth in most of its operating units which resulted from internal growth in both brokerage type sales (brokerage sales) and sales from the Company's inventory (from stock sales). Consolidations within both the wholesale and chain drug industries provided substantial growth in brokerage sales. These sales generate very little gross margin, however they provide for increased working capital and support the Company's programs to attract more direct store delivery business from chain customers. Brokerage sales for the six months and the second quarter increased 52.2% and 62.7%, over 1996, respectively. From stock sales for the six month period and second quarter increased 30.0% and 28.6%, over 1996, respectively. While overall price changes accounted for approximately 4% of the growth in from stock sales, increased sales to existing and new customers were the primary components of the increase.

     Gross margin of $66.8 million for the six months and $34.0 million for the second quarter represented increases of 12% and 13.3% over 1996, respectively. The increases resulted from the overall increase in net sales, and increased sales to the higher margin alternate care/alternate site and direct store delivery markets. The significant increase in the lower margin brokerage sales resulted in a reduction of gross margin as a percent of net sales for the six months from 2.47% in 1996 to 1.94% in 1997. For the second quarter, gross margin as a percent of net sales decreased from 2.46% in 1996 to 1.88% in 1997. The pressure on sell side margins continued to be a significant factor in 1997 and the purchasing gains associated with pharmaceutical price inflation remained relatively constant.

     Other income remained relatively constant and represented finance charges on certain customer receivable balances.

     Selling, general and administration (SGA) expenses for the six month period increased from $34.5 million in 1996 to $37.3 million in 1997. For the second quarter, SGA increased from $17.4 million in 1996 to $18.7 million in 1997. Normal inflationary increases and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care/alternate site business of Priority Healthcare Corporation (PHC) have generated increased SGA expenses. However, total SGA expense as a percent of from stock sales for both periods decreased from 3.5% to 2.9% as compared to 1996. Management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. The cost increases related to the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. In 1996, SGA expense also includes added SGA related to NIS and non-recurring expenses of approximately $200,000 associated with the closing and consolidation of the Brockton, Massachusetts and the Charlotte, North Carolina distribution
centers.   SGA expenses will continue to increase as direct store delivery and alternate care/alternate site sales increase.

     Depreciation and amortization on new facilities, management information systems and equipment caused depreciation and amortization expense to increase from $3.34 million in 1996 to $3.72 million in 1997 for the six month period. The second quarter expense increased from $1.70 million in 1996 to $1.91 million in 1997.

     Interest expense for the six month period increased from $6.50 million in 1996 to $7.76 million in 1997. In 1997, average short-term borrowings outstanding were $123 million at an average short term interest rate of 6.4%, as compared to $122 million in 1996 at an average short-term interest rate of 6.5% . In the second quarter, interest expense increased from $3.23 million in 1996 to $4.29 million in 1997. Average short-term borrowings outstanding increased from $115 million to $148 million and the average short-term interest rate increased from 6.4% to 6.5% . On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. Interest expense associated with these Notes for the six month and three month periods ended June 30, 1997 was approximately $1.1 million and $500,000, respectively.

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

     The provision for income taxes for the six month period and second quarter of 1997 represented 40.70% of earnings before taxes for both periods. The provision for income taxes for the six month period and second quarter of 1996 represented 41.88% and 42.84%, respectively, of earnings before taxes.

     The Company is still considering a pro rata distribution to its shareholders of all of the stock of PHC. The proposed spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to, among other business considerations, obtaining a favorable tax ruling and compliance with applicable securities and other governmental regulations and other business considerations.

LIQUIDITY-CAPITAL RESOURCES.

     For the six month period ended June 30, 1997, the Company's operations consumed $79.3 million in cash. The use of funds resulted from an increase in accounts receivable which was a direct result of the increase in both brokerage and from stock sales. This use was partially offset by the decrease in merchandise inventories which resulted from the Company selling off the safety stock it accumulated at the end of 1996. This stock was accumulated to reduce the possibility of shortages due to certain vendors reducing shipments during
the fourth quarter.   The Company continues to closely monitor working capital
in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

     Capital expenditures, predominantly for the purchase of warehouse facilities, the expansion and automation of existing warehouses and the investment in additional management information systems were $5.2 million during the period.

     The net increase in borrowings under the bank credit agreement was $66.5 million during the period. At June 30, 1997 the Company had borrowed $118.5 million under the bank credit agreement and had a remaining availability of $151.5 million.

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

SUBSEQUENT EVENTS.

          Effective July 31, 1997, the Company acquired for cash substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company, Inc. (TWD). TWD is a full-line, full-service wholesale drug company with distribution facilities in Nashville, TN, Baltimore, MD and Tampa, FL, with sales of $308 million for fiscal year ended March 31, 1997.

     Effective August 7, 1997, the Priority Healthcare subsidiary of the Company acquired for cash substantially all of the operating assets and assumed most of the liabilities of Groveway Pharmacy, Inc. a specialty distributor of vaccines and injectables located in Castro Valley, CA. Groveway Pharmacy, Inc. had 1996 sales of approximately $6 million.

FORWARD LOOKING STATEMENTS.

     Certain statements included in this quarterly report, which are not historical facts, are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. These forward looking statements involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities and changes in government regulations or the interpretation thereof, which could cause actual results to differ from those in the forward looking statements.



                  PART II - OTHER INFORMATION

Item 4.        Submission of matters to a Vote of Security Holders

               a)   The annual meeting of the shareholders of Bindley Western
                       Industries, Inc. was held on May 15, 1997.

               b)   The following directors were elected at the meeting:


                                         Votes For  Votes Against
                 William E. Bindley      9,515,503      2,102
                 Robert L. Koch, II      9,514,196      3,409
                 James K. Risk, III      9,512,851      4,754
                 K. Clay Smith           9,511,730      5,875
                 J. Timothy McGinley     9,512,646      4,959
                 Michael D. McCormick    9,517,339        266
                 William F. Bindley, II  9,514,155      3,750
                 Thomas J. Salentine     9,516,339      1,266
                 Keith W. Burks          9,516,739        866
                 Seth B. Harris          9,509,546      8,059


               c) Other matters voted upon and the results of the voting were as follows:

                    1)   The shareholders voted 9,614,168 shares in the
                      affirmative and 6,929 votes in the negative, with 71,459 abstentions, to appoint Price Waterhouse LLP as auditors of the Corporation.

                    2)   The shareholders voted 1,108,706 shares in the
                      affirmative and 6,835,412 votes in the negative, with 106,842 abstentions, to approve a shareholder proposal that the Board of Directors take the necessary steps to ensure that from here forward all non-employee directors should receive a minimum of fifty percent (50%) of their total compensation in the form of Company stock which cannot be sold for three years.

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


August 8, 1997                        BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                        Thomas J. Salentine
                                        Executive Vice President
                                        (Principal Financial Officer)