Form 10-Q/A
period 1997-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 1997-08-25
CIK 722808

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A
                       Amendment No. 1


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


August 22, 1997                        BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                  Thomas J. Salentine
                                  Executive Vice President
                                  (Principal Financial Officer)