Form 10-K/A
period 1996-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 1997-10-23
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                  AMENDMENT #1

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

        Number of shares of Common Stock outstanding as of March 14, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this annual report on Form 10-K:

IDENTITY OF DOCUMENT                         PARTS ON FORM 10-K INTO WHICH
                                        DOCUMENT IS INCORPORATED

Proxy Statement to be filed for the
1997 Annual Meeting of Common
                                  Shareholders
                                     PART IV

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






Price Waterhouse LLP
Indianapolis, Indiana
February 28, 1997




                              CONSOLIDATED STATEMENTS OF
                                      EARNINGS
                           BINDLEY WESTERN INDUSTRIES, INC.
                                   AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31,      1996              1995             1994
(In thousands, except share data)

Revenues:
  Net sales                     $ 5,317,526       $ 4,670,153       $ 4,034,107
  Other income                        1,407             2,322             3,317
                                  ---------         ---------         --------
                                 5,318,933         4,672,475         4,037,424


Cost and expenses:
  Cost of products sold           5,197,008         4,565,750         3,945,172
  Selling, general and
   administrative                    70,531            62,555           50,279
  Depreciation and amortization       6,719             6,279            5,813
  Interest                           12,992            10,127           11,185
  Settlement of 1994 DEA
    inspection matter                   812
                                   --------         --------          --------
                                  5,288,062         4,644,711         4,012,449


Earnings before income taxes         30,871            27,764           24,975
                                  ----------         --------         --------
Provision for income taxes:
  Current                            14,896            13,944           11,800
  Deferred                           (2,031)           (2,561)          (1,560)
                                   ---------         ----------       --------
                                     12,865            11,383           10,240

Net earnings                       $ 18,006          $ 16,381         $ 14,735

Earnings per share:
  Primary                            $ 1.52             $ 1.42            $ 1.34
  Fully diluted                        1.35               1.27              1.20

Average shares outstanding:
   Primary                       11,872,926         11,529,092         11,035,912
   Fully diluted                 15,372,519         15,042,597         14,539,770

   (See accompanying notes to consolidated financial statements)

                             CONSOLIDATED BALANCE SHEETS
                           BINDLEY WESTERN INDUSTRIES, INC.
                                  AND SUBSIDIARIES


DECEMBER 31,                          1996              1995

(In thousands, except share data)

ASSETS
Current assets:
  Cash                               $ 63,658           $ 34,819
  Accounts receivable, less
  allowance for doubtful accounts of
  $2,664 for 1996 and $3,057
  for 1995                            346,802           397,924
  Finished goods inventory            431,816           332,054
  Deferred income taxes                 4,560             4,605
  Other current assets                  4,129             7,964
                                      -------           -------
                                      850,965           777,366

  Other assets                          1,160             1,220
  Fixed assets, at cost                71,915            59,468
   Less: accumulated depreciation     (19,935)          (18,736)
                                      -------           -------
                                       51,980            40,732

  Intangibles                          37,101            29,390

    TOTAL ASSETS                     $941,206          $848,708


LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
  Short-term borrowings               $52,000          $ 74,500
  Accounts payable                    555,034           491,844
  Other current liabilities             9,288             7,025
                                      -------           -------
                                      616,322           573,369

Long-term debt                         99,766            69,473
Deferred income taxes                   3,030             5,106


Shareholders' equity:
  Common stock. $.01 par value-
   authorized 30,000,000 shares;
   issued 11,871,042 and
   11,562,388 shares, respectively      3,316             3,313
  Special shares, $.01 par value-
   authorized 1,000,000 shares
  Additional paid in capital           91,964            87,707
  Retained earnings                   129,958           112,890
                                      -------           -------
                                      225,238           203,910
  Less: 348,291 shares in
   treasury-at cost                    (3,150)           (3,150)
  Total shareholders' equity          222,088           200,760
 Commitments and contingencies

   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY            $ 941,206          $ 848,708



   (See accompanying notes to consolidated financial statements)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      BINDLEY WESTERN INDUSTRIES, INC.
                             AND SUBSIDIARIES


FOR YEARS ENDED DECEMBER 31,            1996              1995             1994

(In thousands)
Cash flow from operating activities:
   Net income                           $18,006       $   16,381      $  14,735
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
    Depreciation and amortization         6,719            6,279          5,813
    Deferred income taxes                (2,031)          (2,561)        (1,560)
    Writedown of accounts receivable
    Gain on sale of marketable
     securities                                              (96)          (183)
    Gain on sale of fixed assets           (58)              (27)           (57)

 Change in assets and liabilities,
   net of acquisitions:
    Accounts receivable                 51,826           (78,183)         6,327
    Finished goods inventory           (99,713)           42,953        (46,987)
    Accounts payable                    63,106            85,781          6,876
    Other current assets and
     liabilities                         6,097            (7,537)         2,849
                                       -------           -------         ------
     Net cash provided (used) by
      operating activities              43,952             62,990       (12,187)

Cash flow from investing activities:
    Purchase of fixed assets and
      other assets                     (15,581)            (7,922)       (3,575)
    Proceeds from sale of fixed assets      59                597           491
    Proceeds from sale ofinvestment
      securities                                            1,299         3,793
    Acquisition of businesses           (9,064)            (4,125)      (10,361)
                                      ---------           --------      --------
      Net cash used by investing
       activities                      (24,586)          (10,151)        (9,652)

Cash flow from financing
activities:
    Proceeds from sale of stock         4,260            5,058             717
    Addition (reduction) of long-
      term debt, net                    28,651               12            (272)
    Proceeds under line of
      credit agreement               1,064,000        1,049,000        1,184,500
    Payments under line of
      credit agreement              (1,086,500)      (1,111,000)     (1,156,000)
    Dividends                             (938)            (930)           (919)
                                        ------           ------           ------
      Net cash provided (used) by
       financing activities              9,473          (57,860)         28,026
                                       -------          -------         -------
Net increase (decrease) in cash         28,839           (5,021)          6,187
Cash at beginning of year               34,819           39,840          33,653
                                      -------           -------         ------
Cash at end of year                   $ 63,658         $ 34,819        $ 39,840



            (See accompanying notes to consolidated financial statements)


             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    BINDLEY WESTERN INDUSTRIES, INC.
                          AND SUBSIDIARIES


                                    Common Stock            Treasury Stock
                                                                                  ADDITIONAL               SHARE
                                       SHARES                   SHARES              PAID IN    RETAINED  HOLDERS
                                  OUTSTANDING    AMOUNT    OUTSTANDING    AMOUNT    CAPITAL    EARNINGS   EQUITY
(In thousands, except share data)

Balances at December 31, 1993     11,120,934    $ 3,309       348,291   $ (3,150)  $81,936      $83,623 $165,718

Net earnings                                                                                     14,735   14,735
Dividends                                                                                          (919)    (919)
Shares issued upon exercise of
  stock options                       44,060          1                                521                   522
Shares issued upon acquisition
  of business                         15,000                                           195                   195
                                     -------    -------     -------     --------     ------     --------    ----
Balances at December 31, 1994     11,179,994      3,310     348,291      (3,150)    82,652       97,439   180,251

Net earnings                                                                                     16,381    16,381
Dividends                                                                                          (930)     (930)
Shares issued upon exercise of
  stock options                      382,394          3                              5,055                  5,058
                                     -------    -------     -------     --------     -----      --------   -------
Balances at December 31, 1995     11,562,388      3,313     348,291      (3,150)    87,707     112,890    200,760

Net earnings                                                                                    18,006     18,006
Dividends                                                                                         (938)      (938)
Shares issued upon exercise of
  stock options                      308,654          3                              4,257                  4,260
                                 -----------     ------     ------     ---------  ---------     ---------  --------
Balances at December 31, 1996    11,871,042     $ 3,316    348,291     $ (3,150)   $ 91,964    $ 129,958  $222,088


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

     A summary of 1996, 1995 and 1994 borrowings follows:

                Maximum short-term    Average       Average
Year                    borrowings borrowings interest rate
(in thousands)
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

NOTE 4- FIXED ASSETS

DECEMBER 31,                         1996           1995

(in thousands)
Land                       $        2,919 $        2,919
Buildings and furnishings          24,356         22,864
Leasehold improvements              2,307          2,556
Transportation and
   other equipment                 42,333         31,129
                                   71,915         59,468
Less: Accumulated
   depreciation                  (19,935)       (18,736)
                            $      51,980  $      40,732



NOTE 5- INTANGIBLES

DECEMBER 31,                          1996              1995

(in thousands)
Goodwill                     $      35,009     $      28,673
Accumulated amortization
                                   (4,875)           (3,931)
Goodwill, net                       30,134            24,742

Other                               13,664            10,136
Accumulated amortization           (6,697)           (5,488)
Other, net                           6,967             4,648
Intangibles, net             $      37,101     $      29,390

NOTE 6- INCOME TAXES

     The provision for income taxes includes state income taxes of $2,113,000, $1,925,000, and $1,850,000 in 1996, 1995 and 1994 , respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

YEAR ENDED DECEMBER 31,                           1996           1995          1994

Percentage of earnings before taxes:
U.S. federal statutory rate                       35.0%           35.0%       35.0%
State and local taxes on income, net of
   federal income tax benefit                      4.4%            4.5%        4.8%
Other                                              2.3%            1.5%        1.2%
Effective rate                                    41.7%           41.0%       41.0%


     Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1996 and 1995:

Deferred tax assets:                             1996      1995
  Current:
     Accounts receivable                       $4,857  $  4,893
     Inventories                                  902       677
     Deferred compensation                        428       234
     Other, net                                   769     1,197
Subtotal                                        6,956     7,001

  Long-term:
     Acquired net operating loss benefits
                                                  482       539
     Other, net                                 1,127     1,300
Subtotal                                        1,609     1,839

Total deferred tax assets                    $  8,565  $  8,840

Deferred tax liabilities:
  Current:
    Change in tax method for inventories     $  2,396  $  2,396
Subtotal                                        2,396     2,396

  Long-term:
   Fixed assets                              $  3,557     3,486
   Change in tax method for inventories
                                                          2,396
   Other, net                                   1,082     1,063
Subtotal                                        4,639     6,945

Total deferred tax liabilities               $  7,035  $  9,341

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

NOTE 8 - PROFIT SHARING PLAN

     The Company and its subsidiaries maintain a qualified Profit Sharing Plan ("Profit Sharing Plan") for eligible employees. All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 21.

     The annual contribution of the Company and its subsidiaries to the Profit Sharing Plan is at the discretion of the Board and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year.TheCompany's contributions to the plan for the years ended December 31, 1995 and 1994 were
$1,165,550 and  $933,600,   respectively, and are estimated to be $1,334,572 for
the year ended December 31, 1996.

     Subject to limitations imposed by the Internal Revenue Code, a Participant may in addition to receiving a share of the employer contribution, have a whole percentage (ranging from 1% to 13%) of his or her compensation withheld from pay and contributed to the Profit Sharing Plan and make "rollover" contributions to the Profit Sharing Plan of qualifying distributions from other employers' qualified plans.

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

                                            1996            1995
(In thousands, except share data)
Net earnings - as reported           $    18,006    $     16,381
Net earnings - pro forma             $    16,019    $     16,135
Earnings per share
 Primary - as reported                      1.52            1.42
 Primary - pro forma                        1.35            1.40
 Fully diluted - as reported                1.35            1.27
 Fully diluted - pro forma                  1.21            1.25

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

Changes in stock options under all plans are shown below:

                         NUMBER OF SHARES  WEIGHTED AVERAGE
                                           EXERCISE PRICE

Options outstanding
   at December 31, 1993  2,016,204                  $ 11.91
Forfeited during 1994    ( 51,200)                  $ 12.42
Granted during 1994        708,417                  $ 13.21
Exercised during 1994    ( 43,950)                  $ 11.26

Options outstanding
   at December 31, 1994  2,629,471                  $ 12.26
Forfeited during 1995    (102,598)                  $ 13.12
Granted during 1995        647,300                  $ 17.17
Exercised during 1995    (382,394)                  $ 11.34

Options outstanding
   at December 31, 1995  2,791,779                  $ 13.50
Forfeited during 1996    ( 56,600)                  $ 17.55
Granted during 1996        848,775                  $ 18.01
Exercised during 1996    (308,654)                  $ 11.51

Options outstanding
   at December 31, 1996  3,275,300                  $ 14.78

Exercisable
   at December 31, 1996  1,908,718

Available for grant
   at December 31, 1996    344,106


     In certain cases, the exercise of stock options results in state and federal income tax deductions to the Company on the difference between the market price at the date of exercise and the option price. The tax benefits obtained from these deductions are included in additional paid in capital.

     Additional information regarding options outstanding at December 31, 1996 are shown below:

                        Exercise Price Range
                             $5.42 - $9.99  $10.25 -$16.75  $17.00 - $20.08       Total
Number of options
 outstanding                       321,850       1,419,975        1,533,475   3,275,300
Weighted average
 exercise price                   $   8.70       $   12.87        $   17.83   $   14.78
Remaining contractual life
                                      3.24            7.33             8.85        7.64
Number of shares
 exercisable                       321,850       1,044,642          542,226   1,908,718
Weighted average
 exercisable price                $   8.70       $   12.66        $   17.38   $   13.33

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


NOTE 12 - STATEMENT OF CASH FLOWS

     Cash paid for interest expense and income taxes was as follows:

DECEMBER 31,         1996      1995      1994

(in thousands)
Interest        $  13,126 $  13,395  $ 13,679
Income taxes    $  13,640 $  16,469 $   8,003

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

                                            FIRST                    SECOND          THIRD       FOURTH
                                          QUARTER                   QUARTER        QUARTER      QUARTER
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

OCTOBER 13, 1997                        BINDLEY WESTERN INDUSTRIES, INC.

                                   By /s/ Thomas J. Salentine
                                        THOMAS J. SALENTINE
                                        EXECUTIVE VICE PRESIDENT
                                        (PRINCIPAL FINANCIAL OFFICER)