Form 10-Q
period 1997-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 1997-11-14
CIK 722808

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1997

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


Yes      x          No _________

The number of shares of Common Stock outstanding as of September 30, 1997 was 15,515,612.


        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                           (000's omitted except share data)
                                     (unaudited)

                                                                  Nine-month period ended          Three-month period ended
                                                                       September 30,                      September 30,
                                                                1997                1996              1997              1996

Revenues:
  Net sales from stock                           $         1,967,973       $   1,527,790       $   694,472       $   548,191
  Net brokerage sales                                      3,290,186           2,215,359         1,117,996           788,074
  Total net sales                                          5,258,159           3,743,149         1,812,468         1,336,265
  Other income                                                 1,095                 953               470               314
                                                           5,259,254           3,744,102         1,812,938         1,336,579
Cost and expenses:
  Cost of products sold                                    5,155,554           3,654,068         1,776,691         1,306,616
  Selling, general and administrative                         57,818              52,205            20,527            17,688
  Depreciation and amortization                                5,595               5,012             1,872             1,674
  Interest                                                    12,296               9,927             4,534             3,460
  Settlement of 1994 DEA inspection matter                                           812
                                                           5,231,263           3,722,024         1,803,624         1,329,408

Earnings before income taxes                                  27,991              22,078             9,314             7,171

Provision for income taxes                                    11,393               9,201             3,791             2,958

Net earnings                                              $   16,598          $   12,877         $   5,523         $   4,213



Earnings per share:
  Primary                                                   $   1.28             $   1.09         $   0.41          $   0.35
  Fully diluted                                             $   1.13             $   0.97         $   0.37          $   0.32

Average shares outstanding:
  Primary                                                 12,960,639          11,846,653        13,608,969        11,886,532
  Fully diluted                                           16,322,829          15,328,806        16,506,828        15,368,685

    (See accompanying notes to consolidated financial statements)


                  BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)
                                  (unaudited)

                                                                          September 30,            December 31,
                                                                                   1997                    1996
ASSETS
Current assets:
 Cash                                                                        $   15,505              $   63,658
 Accounts receivable, less allowance for doubtful
  accounts of $3,887 for 1997 and $2,664 for 1996                               506,010                 346,802
 Finished goods inventory                                                       396,955                 431,816
 Deferred income taxes                                                            4,560                   4,560
 Other current assets                                                             6,213                   4,129
                                                                              ---------               ---------
                                                                                929,243                 850,965
                                                                              ---------               ---------
 Other assets                                                                        86                   1,160
                                                                              ---------               ---------
Fixed assets, at cost                                                            84,111                  71,915
 Less: accumulated depreciation                                                (22,353)                 (19,935)
                                                                              ---------               ---------
                                                                                 61,758                  51,980
                                                                              ---------               ---------
Intangibles                                                                      35,566                  37,101
                                                                              ---------               ---------
  TOTAL ASSETS                                                            $   1,026,653             $   941,206
                                                                              =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                      $   166,000              $   52,000
 Accounts payable                                                               503,276                 555,034
 Other current liabilities                                                       10,335                   9,288
                                                                              ---------               ---------
                                                                                679,611                 616,322
                                                                              ---------               ---------
Long-term debt                                                                   32,179                  99,766
                                                                              ---------               ---------
Deferred income taxes                                                             1,230                   3,030
                                                                              ---------               ---------
Shareholders' equity:
Common stock, $.01 par value authorized 30,000,000 shares;
 issued 15,896,554 and 11,871,042 shares, respectively                            3,357                   3,316
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                                      168,419                  91,964
Retained earnings                                                               145,784                 129,958
                                                                              ---------               ---------
                                                                                317,560                 225,238
Less:  shares in treasury-at cost
 380,942 and 348,291, respectively                                              (3,927)                 (3,150)
                                                                              ---------               ---------
  Total shareholders' equity                                                    313,633                 222,088
                                                                              ---------               ---------
Commitments and contingencies
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   1,026,653             $   941,206
                                                                              =========               =========

         (See accompanying notes to consolidated financial statements)


                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (000's omitted except share data)
                                (unaudited)

                                                                Nine-month period ended
                                                                      September 30,
                                                                 1997                1996
Cash flow from operating activities:
  Net income                                               $   16,598          $   12,877
  Adjustments to reconcile net income
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization                               5,595               5,012
    Deferred income taxes                                      (1,800)             (1,800)
    Gain on sale of fixed assets                                  (76)                (44)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                        (129,338)             15,517
  Finished goods inventory                                     60,129              15,797
  Accounts payable                                            (78,978)           (105,086)
  Other current assets and liabilities                         (1,453)              6,085
    Net cash used by operating activities                    (129,323)            (51,642)

Cash flow from investing activities:
  Purchase of fixed assets and other assets                   (15,521)            (14,551)
  Proceeds from sale of fixed assets                            2,044                  42
  Acquisition of business                                     (27,636)             (9,064)
    Net cash used by investing activities                     (41,113)            (23,573)

Cash flow from financing activities:
  Proceeds from sale of stock                                  10,070               2,151
  Payments on long term debt                                     (239)               (439)
  Proceeds under line of credit agreement                   1,081,000             804,500
  Payments under line of credit agreement                    (967,000)           (728,500)
  Purchase of shares for treasury                                (777)
  Dividends                                                      (772)               (710)

    Net cash provided by financing activities                 122,283              77,002

Net increase (decrease) in cash                               (48,153)              1,787
Cash at beginning of period                                    63,658              34,819
Cash at end of period                                      $   15,505          $   36,606

          (See accompanying notes to consolidated financial statements)


        BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and nine month periods ended September 30, 1997 and 1996 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. On October 24, 1997, the Company completed an initial public offering of 2,000,000 shares of Class B common stock of its Priority Healthcare Corporation subsidiary ("PHC"). Following the offering, the Company, through its ownership of all the outstanding shares of PHC Class A common stock will own 83.6% of PHC's outstanding common stock and will have 93.9% of the voting power of the PHC common stock, assuming in each case that the underwriters over-allotment option of 300,000 shares of Class B common stock is not exercised. The Class A and Class B common stock are entitled to three votes per share and one vote per share, respectively, and generally vote together as a single class on all matters submitted to a vote of shareholders of PHC. PHC sales for the nine month period ended September 30, 1997 increased 56% to $169 million, while net earnings increased 54% to $4.5 million.
     For the third quarter, sales increased 40% to $61 million and net earnings increased 16% to $1.5 million.

3. Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company, Inc. ("TWD"). TWD is a full-line, full-service wholesale drug company with distribution facilities in Nashville, TN, Baltimore, MD and Tampa, FL. TWD had net sales for the fiscal year ended March 31, 1997 of $308 million. Effective August 7, 1997, PHC acquired substantially all of the operating assets and assumed most of the liabilities of Groveway Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, CA. The acquisition was not considered material and the amount expended approximated the fair value of the net assets acquired. Both acquisitions were treated as purchases and the financial statements include the results of operations from the respective effective dates of acquisition.

4. The Company is a defendant in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993 which names the Company, five other pharmaceutical wholesalers and 26 pharmaceutical manufacturers as defendants, In re Brand Name Prescription Drugs Litigation, MDL 997. Plaintiffs allege that pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. The Company has denied the complaint allegations.

     In April 1996, the district court granted the wholesalers' motion for summary judgment and dismissed the wholesaler defendants, including the Company. The class action plaintiffs appealed this decision to the U.S. Court of Appeals for the Seventh Circuit, which reversed the district court and reinstated the case against the wholesalers. A September 1998 trial date has been tentatively set.

     A majority of the manufacturer defendants and the class plaintiffs have reached a settlement agreement, which was approved by the Court. The approval was affirmed by the Seventh Circuit. In addition, Foxmeyer Drug Company, one of the wholesaler defendants, has filed for bankruptcy and the case has been stayed against it.

     On October 2, 1997, certain plaintiffs representing, among others, retail pharmacy chains, filed a motion to add the wholesalers as defendants on their Sherman Act claims in dozens of individual actions that are not consolidated for trial with the class action. The defendants have opposed the individual plaintiffs' motion. The district court has not yet decided the motion which, if granted, would complicate the litigation against the Company.

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

     The manufacturer defendants filed motions to dismiss and for judgment on the pleadings arguing that the Alabama Antitrust Statute applies only to intrastate commerce. The trial court denied the defendants' motions and the defendants have appealed the issue to the Alabama Supreme Court, which accepted the appeal on February 7, 1997. The defendants submitted their appeal briefs on May 12, 1997. The Court has stated that it will not hear oral argument. In addition, plaintiffs' motion for class certification is pending before the trial court.

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

     On October 21, 1994, the Company entered into an agreement in these cases with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 manufacturer defendants for related legal fees and expenses up to $9,000,000 total (the Company's initial portion of this amount is $1,000,000); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the federal court class action and the individual actions, as well as cases which have been filed in various state courts.

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


5. On October 7, 1996, the Company and its subsidiary, National Infusion Services, ("NIS"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that court as Cause No. 29D03-9702-CP-
     81. Dr. Slama was formerly a director of the Company and Chief Executive Officer and President of NIS. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with NIS in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys fees and costs. The Company and NIS believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that NIS had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and NIS have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. Dr. Slama moved to dismiss portions of the counterclaim, which motion, after briefing and oral argument was denied by the court on July 14, 1997. The Company and NIS are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Discovery is proceeding and the court has set the matter for a pre-trial conference on January 23, 1998. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per share". SFAS 128 requires the dual presentation of basic earnings per share and diluted earnings per share. The Company will adopt the provisions of SFAS 128 in the last quarter of 1997.
     Pro forma basic earnings per share, which was calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding, would have been $1.39 and $.44 per share for the nine month and three month periods ended September 30, 1997, respectively.




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations.


     Effective February 8, 1996, a newly formed subsidiary of the Company, NIS, acquired the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. The acquisition was accounted for as a purchase and, accordingly, the 1996 financial statements include the results of operations of NIS from the date of acquisition.

     Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company, Inc. ("TWD"). TWD is a full-line, full-service wholesale drug company with distribution facilities in Nashville, TN, Baltimore, MD and Tampa, FL. Effective August 7, 1997, PHC acquired substantially all of the operating assets and assumed most of the liabilities of Groveway Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, CA. The 1997 financial statements include the results of operations from the respective effective dates of acquisition.

      Net sales of $5,258 million for the nine-month period and $1,812 million for the third quarter represented 40.5% and 35.6% increases over the same periods of 1996, respectively. For the third quarter, TWD sales of $51 million represented 10.7% of the increase. The remainder was generated by internal growth. This growth resulted from both brokerage type sales (brokerage sales) and sales from the Company's inventory (from stock sales). Consolidations within both the wholesale and chain drug industries provided substantial growth in brokerage sales. These sales generate very little gross margin, however they provide for increased working capital and support the Company's programs to attract more direct store delivery business from chain customers. Brokerage sales for the nine months and the third quarter increased 48.5% and 41.9%, over 1996, respectively. From stock sales for the nine month period increased 28.8% while third quarter sales increased 26.7% (17.3% excluding TWD), over 1996, respectively. While overall price changes accounted for approximately 4% of the growth in from stock sales, increased sales to existing and new customers were the primary components of the increase. Sales for PHC for the nine-month period ended September 30, 1997 increased 56% to $169 million while sales for the third quarter increased 40% to $61 million. This growth was essentially generated internally and reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, inflationary price increases.

     Gross margin of $102.6 million for the nine months and $35.8 million for the third quarter represented increases of 15.1% and 20.7% over 1996, respectively. For the third quarter, TWD gross margin represented 29.2% of the increase with internal growth accounting for the remainder. The increases resulting from internal growth were the result of the overall increase in net sales, and increased sales to the higher margin alternate care/alternate site and direct store delivery markets. The significant increase in the lower margin brokerage sales resulted in a reduction of gross margin as a percent of net sales for the nine months from 2.38% in 1996 to 1.95% in 1997. For the third quarter, gross margin as a percent of net sales decreased from 2.22% in 1996 to 1.97% in 1997. The pressure on sell side margins continued to be a significant factor in 1997 and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margins for PHC of $17.0 for the nine months and $5.9 million for the third quarter represented increases of 40.9% and 25.5% over 1996, respectively. Gross margin as a percent of net sales for the nine months and third quarter were 10.1% and 9.6% for 1997, as compared to 11.1% and 10.8% for 1996, respectively. The reduction is attributed to increased competition and a change in sales mix towards the lower margin wholesale distribution business.

     Other income remained relatively constant and represented finance charges on certain customer receivable balances.

     Selling, general and administrative ("SGA") expenses for the nine-month period increased from $52.2 million in 1996 to $57.8 million in 1997. For the third quarter, SGA increased from $17.7 million in 1996 to $20.5 million in 1997. The third quarter includes incremental SGA of $1.1 million related to TWD. The remainder resulted from normal inflationary increases and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care/alternate site business of PHC. The cost increases related to the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. SGA expenses will continue to increase as direct store delivery and alternate care/alternate site sales increase. However, total SGA expense as a percent of from stock sales for the year decreased from 3.4% in 1996 to 2.9% in 1997. Total SGA expense as a percent of from stock sales for the third quarter decreased from 3.2% in 1996 to 3.0% in 1997. Management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. In 1997, SGA includes non-recurring expenses of approximately $275,000 related to start up or moving distribution centers in Houston, TX, Harrisburg, PA, Portland, OR and Sacramento, CA. In 1996, SGA includes expenses related to NIS and non-recurring expenses of approximately $200,000 associated with the closing and consolidation of the Brockton, Massachusetts and the Charlotte, North Carolina distribution centers.

     Depreciation and amortization on new facilities, expansion and automation of existing facilities and investments in management information systems resulted in increases in depreciation and amortization expense. For the nine-month period the expense increased from $5.01 million in 1996 to $5.60 million in 1997. The third quarter expense increased from $1.67 million in 1996 to $1.87 million in 1997.

     Interest expense for the nine month period increased from $9.93 million in 1996 to $12.30 million in 1997. The average short-term borrowings outstanding in 1997 were $142 million at an average short term interest rate of 6.4%, as compared to $124 million at an average short-term interest rate of 6.4% in 1996. In the third quarter, interest expense increased from $3.43 million in 1996 to $4.53 million in 1997. Average short-term borrowings outstanding increased from $118 million to $181 million, while the average short-term interest rate decreased from 6.7% to 6.4% . On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. Interest expense associated with these Notes for the nine month and three month periods ended September 30, 1997 was approximately $1.7 million and $500,000, respectively.

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

     The provision for income taxes for the nine month period and third quarter of 1997 represented 40.70% of earnings before taxes for both periods. The provision for income taxes for the nine month period and third quarter of 1996 represented 41.67% and 41.25%, respectively, of earnings before taxes.

     The Company is still considering a pro rata distribution to its shareholders of all of the Class A common stock of PHC. The proposed spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to, among other business considerations, obtaining a favorable tax ruling and compliance with applicable securities and other governmental regulations and other business considerations.

LIQUIDITY-CAPITAL RESOURCES.

     For the nine month period ended September 30, 1997, the Company's operations consumed $129.3 million in cash. The use of funds resulted from an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable resulted from the significant increase in both brokerage and from stock sales while the decrease in accounts payable is attributed to the timing of payment terms. This use of funds was partially offset by a decrease in merchandise inventories. The Company is beginning to build safety stocks to reduce the possibility of shortages due to certain
vendors reducing shipments during the fourth quarter.   The Company continues to
closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

     Capital expenditures, predominantly for the purchase of warehouse facilities, the expansion and automation of existing warehouses and the investment in additional management information systems were $15.5 million during the period.

     Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of TWD. The Company expended approximately $27 million for the acquisition of TWD, which approximated the fair value of net assets acquired.

     Effective August 7, 1997, the Priority Healthcare subsidiary of the Company acquired substantially all of the operating assets and assumed most of the liabilities of Groveway Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, CA. The acquisition was not considered material and the amount expended approximated the fair value of the net assets acquired.

     The net increase in borrowings under the bank credit agreement was $114 million during the period. At September 30, 1997 the Company had borrowed $166 million under the bank credit agreement and had a remaining availability of $104 million.

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

     On August 27, 1997 the Company called for redemption on September 12, 1997 all of its outstanding 61/2% Convertible Subordinated Debentures Due 2002 at a redemption price of $1,039 per $1,000 principal amount of Debentures plus accrued interest through the redemption date. Debenture holders could elect to convert their debentures into shares of common stock of the Company through September 12, 1997, which was the redemption date. Holders of all but $119,000 principal amount of the $67,350,000 outstanding Debentures elected to convert their Debentures into common stock at the rate of 50.4 shares of common stock for each $1,000 principal amount of Debentures. The redemption reduced the Company's long-term debt by $67,350,000 and increased by 3.4 million the number of issued shares of the Company's common stock.

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


November 14, 1997                     BINDLEY WESTERN INDUSTRIES, INC.



                                    BY  /s/ Thomas J. Salentine
                                    Thomas J. Salentine
                                    Executive Vice President
                                    (Principal Financial Officer)