Form 10-K
period 1997-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 1998-03-30
CIK 722808

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE TRANSITION PERIOD FROM        TO
                                                 --------  --------
                       COMMISSION FILE NUMBER: 0-11355

                       BINDLEY WESTERN INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

            INDIANA                                                          84-0601662
(State or other jurisdiction of                                           (I.R.S. Employer
incorporation or organization)                                           Identification No.)


10333 North Meridian Street, Suite 300, Indianapolis, Indiana                   46290
     (Address of principal executive offices)                                 (Zip Code)


Registrant's telephone number, including area code:         (317) 298-9900

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 par value)                                           New York Stock Exchange
     (Title of class)                                             (Name of exchange on which registered)

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

                                  $433,102,790

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock on March 20, 1998 (assuming solely for the purposes of this calculation that all Directors and Officers of the Registrant are "affiliates")

                                  15,994,616

        Number of shares of Common Stock outstanding as of March 20, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this annual report on Form 10-K:

IDENTITY OF DOCUMENT                              PARTS OF FORM 10-K INTO WHICH
                                                  DOCUMENT IS INCORPORATED

                                                         PART III
Proxy Statement to be filed for the
1998 Annual Meeting of Common
Shareholders of Registrant

                        BINDLEY WESTERN INDUSTRIES, INC.
                              Indianapolis, Indiana

               Annual Report to Securities and Exchange Commission
                                December 31, 1997


                                     Part I

Item 1.       BUSINESS.

General

              Bindley Western Industries, Inc., an Indiana corporation, together with its subsidiaries ("BWI" or the "Company"), is the country's fifth largest (in terms of annual sales) wholesale distributor of pharmaceuticals and related health care products. Its product lines include ethical pharmaceuticals (prescription drugs), dialysis supplies, health and beauty care products and home health care merchandise. The Company's wholesale drug customer base includes chain drug companies which operate their own warehouses, individual drug stores, both chain and independent, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Company's drug wholesaling operations service customers in approximately 37 states plus Puerto Rico from its 15 distribution centers located in 13 states. By using the Company as a primary source of pharmaceuticals, these customers can centralize purchasing functions, exercise better inventory control, maintain better security and reduce handling costs.

              The Company has historically specialized in the distribution of ethical pharmaceuticals to chain drug companies which maintain their own warehouses. During 1997, the Company serviced four of the top 10 chain drug companies, based on sales and number of stores, in the United States. The Company believes that its technological innovation and superior customer service has enabled it to better serve these customers.

              Since 1987, the Company has focused its marketing efforts on direct store delivery customers. The Company has increased sales to these customers from $171 million in 1987 to $2,584 million in 1997. To further this growth and strengthen the Company's position in the northeastern and southeastern United States, the Company purchased J.E. Goold in 1992, Kendall Drug in 1994 and Tennessee Wholesale Drug in 1997.

              Priority Healthcare Corporation ("Priority") was formed by BWI on June 23, 1994 as an Indiana corporation to focus on the distribution of products and provision of services to the alternate site segment of the healthcare industry. Priority conducts the business activities of alternate site healthcare companies acquired by BWI or Priority in five transactions since February 1993. The principal executive offices of Priority are located at 285 West Central Parkway, Altamonte Springs, Florida 32714 and its telephone number at that address is (407) 869-7001. On October 29, 1997, Priority consummated an initial public offering of its Class B Common Stock. BWI owns all of the outstanding shares of Class A Common Stock of Priority. The holders of Priority's Class A Common Stock and Class B Common Stock are entitled to three votes per share and one vote per share, respectively, and generally vote together as a single class on all matters submitted to a vote of the shareholders of Priority.

BWI owns 81.6% of the outstanding common stock of Priority and has 93.0% of the voting power of the outstanding common stock of Priority. Priority is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission. Additional information about Priority is contained in Priority's Annual Report on Form 10-K for the year ended December 31, 1997, which has been filed with, and is available from, the Securities and Exchange Commission.

         Effective as of February 28, 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. ("Charise Charles"), a specialty wholesale distributor of oncology and renal care biopharmaceuticals located in Altamonte Springs, Florida. On October 6, 1993, BWI acquired substantially all of the assets of PRN Medical, Inc. ("PRN"), a specialty wholesale distributor of renal care supplies and dialysis equipment located in Orlando, Florida. In August 1994, PRN was combined with Charise Charles as part of the formation of Priority. On October 31, 1994, Priority acquired the stock of 3C Medical, Inc. ("3C"), a specialty distributor of acute dialysis products located in Santa Ana, California. Effective January 1, 1995, Priority acquired all of the outstanding stock of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc. (collectively, the "IV One Companies"), three related companies located in Altamonte Springs, Florida that provided specialty pharmacy and other related healthcare services. On August 6, 1997, Priority acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way Pharmacy"), a specialty distributor of vaccines located in Castro Valley, California.

         The operations of Charise Charles, PRN, 3C and Grove Way Pharmacy now comprise the Priority Healthcare Distribution division ("Priority
Distribution"). The IV One Companies now comprise the Priority Pharmacy Services division ("Priority Pharmacy").

         Priority is a national distributor of specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. Through Priority Distribution, Priority sells over 3,500 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in the oncology and infectious disease markets. With the acquisition of Grove Way Pharmacy, Priority Distribution has entered the vaccine market. Priority Distribution offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Altamonte Springs, Florida, Santa Ana, California and Grove City, Ohio, Priority Distribution services over 2,000 customers in all 50 states and Puerto Rico, including approximately 550 office-based oncologists and 800 renal dialysis clinics.

         Through Priority Pharmacy, Priority fills individual patient prescriptions for self-injectable biopharmaceuticals for over 1,400 patients. These patient-specific prescriptions are filled at two licensed pharmacies in Altamonte Springs, Florida, where Priority reconstitutes in syringes the components of the biopharmaceuticals, according to manufacturer's instructions, and ships these products directly to the patient overnight in specialized packages. Priority Pharmacy also provides disease treatment programs for hepatitis, melanoma, cancer, human growth deficiency and the complications of HIV. Management believes that Priority is the only provider that offers this range of services on a nationwide basis.

         The Company's sales of $7.3 billion for 1997 represented the 29th consecutive year of record sales, equating to a compound growth rate of approximately 20% since its inception in 1968. This growth is the result of market share gains in existing markets, expansion into new markets and overall growth in the health care delivery industry.

Suppliers

BWI

                  During each of the last five fiscal years, approximately 85% (based on sales volume) of the Company's sales were ethical pharmaceutical products. Of the thousands of ethical pharmaceutical products carried in inventory, a comparatively small number account for a disproportionately large share of the total dollar volume of products sold. The Company's largest supplier, SmithKline Beecham, accounted for 9% and the five largest suppliers, SmithKline Beecham, Eli Lilly and Company, Astra Merck, Bristol-Myers Squibb Company and Pfizer, accounted for approximately 39% of net sales during fiscal 1997. The Company maintains many competing products in inventory and is not dependent upon any single supplier, although the loss of a major supplier could adversely affect the business of the Company if alternate sources of supply were unavailable. The Company's arrangements with its suppliers typically may be canceled by either party, without cause, on one month's notice, although many of these arrangements are not governed by formal agreements. The Company believes its relationships with its suppliers are generally good. See, also, Industry Overview --Manufacturers' Pricing and Distribution Policies in Part I, Item 1.

Priority

             In 1995, 1996 and 1997, Priority's single largest supplier, Amgen, Inc. ("Amgen"), accounted for approximately 44%, 42% and 40%, respectively, of Priority's revenues. During 1997, approximately 29% of Priority's revenues were from sales of erythropoietin ("EPO") to the renal care market. EPO is available only from Amgen. Priority's purchases from Amgen are currently guaranteed by BWI, and there can be no assurance that Priority, as a stand-alone entity, will be able to purchase products from Amgen on terms as favorable. Priority continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

Customers and Markets

BWI

               The Company differentiates sales as either brokerage type sales ("brokerage sales") or sales from the Company's inventory ("from stock sales"). Brokerage sales are made to the chain warehouse market, whereas from stock sales are made to both the chain warehouse and direct store delivery markets.

          Direct Store Delivery Market.

              BWI provides direct store delivery service to customers from 15 of its distribution centers. Independent drug stores, non-warehouse chain drug stores, hospitals, clinics, HMOs, state and federal agencies and other health care providers comprise the primary types of customers. Purchases by these customers generally consist of less than full-case lots which are generated on a daily basis when a customer needs a particular item. While smaller in quantity, these sales typically generate higher margins than sales to warehouse customers. Shipments to direct store customers are delivered on a daily basis by the Company's vehicles or by a for-hire carrier.

              While much less concentrated than chain warehouse sales, the direct store delivery business has experienced significant growth as the Company has successfully expanded its business scope. Since 1987, direct store sales have increased from $171 million to $2,584 million, demonstrating a compound annual growth rate of 31%. During 1997, direct store delivery sales were comprised of approximately 38% to chain drug stores, 31% to independent pharmacies and 31% to managed care institutions. Direct store delivery sales have increased from approximately 16% of net sales in 1987 to approximately 35% in 1997. During 1997, no single direct store delivery customer exceeded 10% of the Company's total net sales and the loss of any one of these customers should not have a material adverse effect on the Company's operations.

              The Company's "Profit Partners" and the "1st Choice for Value" programs are competitive, PC-based, marketing support and merchandising programs which include a generic pharmaceutical source program, a home health care program, a private label over the counter program and the Rx LINX and MASTER LINX purchasing and inventory management systems. Designed to enhance the competitiveness of retail, small chain and managed care pharmacies, these programs reflect the Company's commitment to adding value to the services provided to its customers. The Company believes that it would not be feasible for these customers to independently develop and maintain these services on their own.

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

          Chain Warehouse Market.


              Chain warehouse customers purchase in full-case lots for redistribution to individual retail outlets. Approximately 65% of the Company's 1997 net sales are attributable to chain drug warehouse customers. At December 31, 1997, the Company's largest chain drug customers and the approximate period of time they had done business with the Company were: Eckerd Corporation (25 years); Peyton (8 years); CVS (28 years); and Rite Aid

Corporation (25 years). The following chain drug warehouse customers each accounted for over 10% of the Company's net sales during the years shown: CVS (22%), Rite Aid Corporation (18%) and Eckerd Corporation (16%) in 1997; Eckerd Corporation (17%), Rite Aid Corporation (14%) and Revco D.S., Inc. (12%) in 1996; and Eckerd Corporation (19%); Rite Aid Corporation (15%) and Revco D.S., Inc. (10%) in 1995. Net sales to these customers aggregated 56%, 43% and 44% of net sales for the past three years, respectively.

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

               The Company, from time to time, has entered into written understandings with certain of its major chain warehouse customers setting forth various terms and conditions of sale. The Company, however, does not have any long-term contracts with its major customers and all relationships with such customers are terminable at will by either party. The loss of any one of the Company's chain warehouse customers could have a material adverse effect on the Company's operations. Although the Company believes that the effect could be minimized through increasing sales to existing customers, securing additional customers within current distribution areas and by expanding into new markets, there can be no assurance thereof. See, also, Note 13 - Major Customers in the Company's financial statements.

Priority

              Priority Distribution serves over 2,000 customers located in all 50 states and Puerto Rico, including approximately 550 office-based oncologists and 800 renal dialysis clinics. Priority Pharmacy serves approximately 1,400 patients nationwide.

              During 1997, Priority's largest 20 customers accounted for approximately 29% of Priority's revenues and one customer, Everest Healthcare Services Corporation, accounted for 11% of Priority's revenues. Significant declines in the level of purchases by one or more of Priority's largest customers could have a material adverse effect on Priority's business and results of operations. As is customary in its industry, Priority generally does not have long-term contracts with its customers. Management believes that the retention rate for Priority's customers is very favorable. Although Priority has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on Priority.

              Priority sells the majority of its products and services into two large and growing markets--oncology and chronic renal dialysis. Priority also operates in certain segments of the infectious disease market and, with the acquisition of Grove Way Pharmacy, has entered the vaccine market. The common characteristics of these markets is that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

              The alternate site supply market is fragmented with many public and private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically renal dialysis clinics and office-based physicians. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. During the 1990s, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as interferon, EPO and certain cancer drugs.

              The service needs of office-based physicians and clinics differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include providing necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payers, and monitoring new clinical developments. Priority believes that the shift from hospital-based to office-based or home-based care delivery has created a significant opportunity, particularly in the oncology, renal dialysis, vaccine and homecare markets.

          Oncology Market.

              According to the American Cancer Society, in 1996 approximately
1.3 million new cases of cancer were diagnosed and approximately 550,000 deaths were attributed to cancer in the United States. The principal treatments for cancer are surgery and a regimen of pharmaceutical treatments. Surgery typically involves hospitalization, but radiation and chemotherapy are increasingly being delivered in alternate site settings such as the physician office and the home.

          Renal Dialysis Market.

              End stage renal disease is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood. According to the Health Care Financing Administration ("HCFA"), as of December 31, 1995 over 80% of dialysis patients were receiving hemodialysis in outpatient treatment centers. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment. Hemodialysis treatments usually last three hours and are performed three times a week at over 3,000 outpatient facilities in the United States. According to the HCFA, the number of patients in the United States that received renal dialysis treatments grew from approximately 157,000 in 1992 to approximately 200,000 at the end of 1995, a compound annual growth rate of approximately 8%. The medication most frequently prescribed to hemodialysis patients is EPO, which stimulates the production of red blood cells, as well as Calcijex (calcium), INFeD (iron), hepatitis vaccine and other nutrient compounds. Priority estimates that in 1996 the United States market for EPO alone exceeded $1 billion. Growth in this market is driven by the general aging of the population, favorable reimbursement trends and proposed regulatory changes, expansion of ancillary services, and increased managed care contracts.

          Vaccine Market.

              The worldwide vaccine market currently exceeds $3 billion annually, and is expected to grow to $7 billion by 2001, according to SmithKline Beecham, one of the leading vaccine manufacturers. Priority estimates that pediatric vaccines represent 40% of the world market, and hepatitis vaccines represent over 20% of the world market. Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, travelers' vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer.

          Infectious Disease Market.

              Priority operates in the infectious disease market, principally through the sale of interferon for the treatment of hepatitis C. The National Institutes of Health ("NIH") estimates that nearly four million Americans are infected with hepatitis C and that approximately 30,000 new acute hepatitis C infections occur each year. According to NIH, the incidence of hepatitis C infection appears to be declining from its peak in 1989. However, because only 25% to 30% of new hepatitis C infections are currently diagnosed, as estimated by NIH, Priority believes the treated portion of this population is likely to increase as awareness of hepatitis disease management programs increases. According to NIH, hepatitis C is responsible for 8,000 to 10,000 deaths annually and is currently the leading reason for liver transplantation in the United States.


Internal Systems Development

              The Company has developed and continues to improve its specialized internal operating and management systems. Inventories and accounts receivable are controlled through the use of company developed data processing and management information systems. These assets are monitored by distribution center management using on-site data processing equipment. At present, many operational functions, including accounting, cash management, accounts receivable and inventory control are conducted through data processing operations at the Altamonte Springs, Florida, Indianapolis, Indiana, Nashville, Tennessee and Portland, Maine facilities. Data is transmitted to and from on-site data processing equipment at the distribution centers.

              The Company has conducted a review of its computer systems to identify and address all code changes, testing, and implementation procedures necessary to make its systems year 2000 compliant. The Company believes that with the exception of the wholesale purchasing and accounting programs of the J.E. Goold Division, which is based in Portland, Maine, all systems will be fully compliant by the end of fiscal 1998. The J.E. Goold Division is scheduled to be converted to the Company's system during the first quarter of 1999. Although the Company will consider the status of a Company's computer systems in evaluating any future acquisition opportunities, there can be no assurance that acquisitions made or contemplated by the Company will be year 2000 compliant by the date of purchase. There can also be no assurance that the systems of other companies with which it transacts business will be updated or converted in a timely manner, or that such failure will not have a material adverse effect on the Company's operations. The Company estimates that it will incur approximately $275,000 during fiscal 1998 and $200,000 during fiscal 1999 for the cost of this project.

Expansion/Acquisitions

BWI

              The Company continues to seek opportunities to expand its operations geographically through the development of new distribution centers or the acquisition of existing wholesale drug distributors. Presented below is a brief discussion of acquisitions by the Company since 1992. All of the acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired companies have been included in the Company's financial statements from the effective date of acquisition. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis not exceeding 40 years. See, also, Note 14 - Statement of Cash Flows in the Company's financial statements.

          J.E. Goold.

              On March 25, 1992, the Company effected a merger with J.E. Goold, a full-line, full-service distributor of pharmaceutical, health and beauty care and home health care products based in Portland, Maine.

          Kendall Drug Company.

              Effective July 1, 1994, the Company acquired the net assets of Kendall Drug Company, a wholesale distributor of pharmaceutical products and health and beauty care products based in Shelby, North Carolina.

          Priority Healthcare Services Corporation

              On February 7, 1996, the Company acquired all of the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. Through February 7, 1997, this business was operated as National Infusion Services, Inc., a physician managed provider of infusion services programs to patients in a variety of settings, including the home, extended care facilities and its outpatient center in Indianapolis, Indiana. On that date, the corporate name was changed to Priority Healthcare Services Corporation. The Company expended approximately $9.0 million and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. Although the acquisition was not significant to the Company as a whole, it provides further opportunities for the Company's growth in the alternate care/alternate site market.

          Tennessee Wholesale Drug Company

              Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company, Inc. ("Tennessee Wholesale Drug"). Tennessee Wholesale Drug is a full-line, full-service wholesale drug company with distribution facilities in Nashville, Tennessee, Baltimore, Maryland and Tampa, Florida. The Company expended approximately $27 million which approximated the net book value of the assets and liabilities acquired. While the acquisition was not material to the Company as a whole, it provides further opportunities for the Company to expand its presence in the direct store delivery market.

Priority

              Effective as of February 28, 1993, the Company acquired substantially all of the assets of Charise Charles, a specialty wholesale distributor of oncology and renal care biopharmaceuticals located in Altamonte Springs, Florida. On October 6, 1993, the Company acquired substantially all of the assets of PRN, a specialty wholesale distributor of renal care supplies and dialysis equipment located in Orlando, Florida. In August 1994, PRN was combined with Charise Charles as part of the formation of Priority. On October 31, 1994, Priority acquired the stock of 3C, a specialty distributor of acute dialysis products located in Santa Ana, California. Effective January 1, 1995, Priority acquired all of the outstanding stock of the IV One Companies, three related companies located in Altamonte Springs, Florida that provided specialty pharmacy and other related healthcare services. On August 6, 1997, Priority acquired substantially all of the assets of Grove Way Pharmacy, a specialty distributor of vaccines located in Castro Valley, California. Priority expended approximately $250,000, which approximated the fair value of the assets acquired. Additionally, a three-year non-compete was obtained from the prior owner for $100,000 due in four equal installments in 1998.

Employees

              As of February 28, 1998, the Company employed 1,283 persons, of which approximately 3% are covered by a single collective bargaining agreement. Of this total, Priority employed 146 persons, none of which are covered by a collective bargaining agreement. The Company and Priority believe that their respective relationships with their employees is good.

Competition

BWI

              The markets in which the Company competes are highly competitive. Not only does the Company compete with national and regional full-line, full-service wholesale drug distributors, some of which are larger and have substantially greater financial resources, but additional competition is provided by direct selling manufacturers and specialty distributors. While competition is primarily price oriented, it can also be affected by delivery requirements, credit terms, depth of product line and other customer service requirements. There can be no assurance that the Company will not encounter increased competition in the future that could adversely affect the Company's business. In recent years there has been a trend toward consolidation in the wholesale drug industry, as evidenced by the purchase of a number of distributors by national wholesalers. The Company estimates that there are currently less than 50 full-line, full-service wholesale drug distributors in the United States.

Priority

              The alternate site specialty pharmaceutical and medical supply industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of Priority's current and potential competitors include regional and national full-line, full-service medical supply distributors; independent specialty distributors; national full-line, full-service wholesale drug distributors, such as Bergen Brunswig Corporation and Cardinal Health, Inc., that operate their own specialty distribution businesses; institutional pharmacies; hospital-based pharmacies; home healthcare agencies; mail order distributors that distribute medical supplies on a regional or national basis; and certain manufacturers, such as Bristol-Myers Squibb, that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices. Some of Priority's competitors have greater financial, technical, marketing and managerial resources than Priority. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse effect on Priority.


Government Regulation

         The Company and Priority are subject to regulation by federal, state and local government agencies. As a result, the Company is required to register for permits and/or licenses with, and comply with certain operating and security standards, of the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA"), and appropriate state agencies. Each of the Company's full-line, full-service distribution centers is licensed to distribute ethical pharmaceutical products and certain controlled substances in accordance with the requirements of the Prescription Drug Marketing Act of 1987 and the Controlled Substances Act of 1970. Similarly, the health care provider businesses of Priority are licensed by the appropriate state board of pharmacy, department of health, home health agency or related governmental agency. In addition, certain of Priority's customers are subject to significant federal and state regulations, including the so called fraud and abuse laws. The fraud and abuse laws impose criminal and civil sanctions on (a) persons who solicit, offer, receive or pay any remuneration in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or similar state programs and (b) physicians who make referrals for clinical laboratory or certain designated health services to entities with which the physician has a financial relationship. The fraud and abuse laws and regulations are broad in scope, are subject to frequent modification and varied interpretation and have recently been expanded by the Health Insurance Portability and Accountability Act of 1996.

         Failure to comply with these laws and regulations could subject the Company to significant civil sanctions, especially under the strict liability standards imposed by the Controlled Substances Act and the broad scope of coverage imposed by the fraud and abuse laws. The Company has hired a full-time Regulatory Compliance Manager, conducted compliance reviews at its locations by outside advisors and implemented a company wide ethics and corporate compliance program. As a result, the Company and Priority believe they comply in all material respects with applicable laws and regulations. Because the health care industry will continue to be subject to substantial regulations, however, neither the Company nor Priority can give assurance that their activities will not be reviewed or challenged by regulatory agencies in the future.

         On November 14, 1995, an investigator for the FDA, accompanied by an inspector from the State of Florida Board of Pharmacy, inspected Priority's pharmacy in Altamonte Springs, Florida. At the end of the inspection, the FDA investigator issued an FDA Form-483, which is the form used by FDA investigators to identify any observed or suspected noncompliance with the laws administered by the agency. The FDA Form-483 identified the facility as a pharmacy/repackager and listed three observations related to certain requirements that the FDA typically imposes on manufacturers of sterile products. Priority advised the FDA in December 1995 that Priority believes it is not, within the statutory or regulatory meaning of these terms, a repackager or a manufacturer. A second inspection of the same facility occurred on June 26, 1997, in which the FDA investigator was again accompanied by Florida pharmacy authorities. The FDA investigator issued a substantially identical FDA Form-483 at the end of that inspection. The Florida State Board of Pharmacy did not issue any deficiencies regarding the operations of the Altamonte Springs pharmacy in either of these inspections.

         On March 16, 1992, the FDA issued a Compliance Policy Guide (CPG 460.200), which explains the criteria the FDA uses to distinguish between pharmacy operations that are properly regulated under state law and drug manufacturing regulated by the FDA. Priority's response to the FDA in December 1995 cited this CPG and explained Priority's contention that, according to the FDA's own criteria, the Altamonte Springs pharmacy is a pharmacy properly regulated under state and local laws.

         On November 21, 1997, the President signed into law the FDA Modernization Act of 1997, which, among a number of other items, adds a new section on pharmacy compounding to the Federal Food, Drug and Cosmetic Act. In this provision, Congress clarified a gray area by explicitly identifying the circumstances in which pharmacies may compound drugs without the need for filing a New Drug Application, observing the FDA's Good Manufacturing Practice regulations or complying with certain other specific Federal Food, Drug and Cosmetic Act requirements. Congress provided that the term "compounding" does not include mixing or reconstituting that is done in accordance with directions contained in approved labeling provided by the manufacturer of the product. Priority believes that, as a result of this amendment, so long as Priority follows the manufacturer's approved labeling in each case, and prepares drugs only for identified individual patients using licensed practitioners, Priority's activities should be regulated by the Florida State Board of Pharmacy and not be subjected by the FDA to a full New Drug Application requirement demonstrating the basic safety and effectiveness of the drugs.

         If Priority is correct and its operations are limited to those engaged in by pharmacies, there should be no material adverse effect from the FDA Form-483s because Priority believes it is currently in compliance in all material respects with applicable state and local laws. If Priority is deemed to be a sterile product manufacturer or a sterile product repackager, Priority would be subject to additional regulatory requirements. If for some reason the FDA or other legal authorities decide that Priority must file for approval of a New Drug Application, such an event could have a material adverse effect on Priority.

         There can be no assurance that future legislation, future rulemaking, or active enforcement by the FDA of a determination that Priority is a drug manufacturer will not have a material adverse effect on the business of Priority.

         The State of Florida Board of Pharmacy regulates the compounding activities of Florida pharmacies, including certain activities of Priority. Priority has obtained a Community/Special Parenteral/Enteral Compounding Pharmacy Permit. Over the past several years, the Florida Board of Pharmacy has proposed certain changes to its compounding requirements. Priority believes that it is in compliance with such current requirements, but there can be no assurance that other conditions or requirements would not be imposed in the future that would have a material adverse effect on Priority.

         Priority believes that its pharmacy practices and its contract arrangements with other healthcare providers and pharmaceutical suppliers are in compliance with applicable laws. To address the risks presented by such laws, Priority has appointed an employee trained as a lawyer as Vice President of Administration, arranged for compliance reviews conducted by outside advisors, and implemented an ethics and corporate compliance program. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with Priority's interpretation and application.


Industry Overview

         The wholesale drug industry in the United States continues to experience significant growth. As reported by the National Wholesale Druggists' Association, industry sales have grown from $25 billion in 1989 to approximately $83.4 billion in 1997, a compound annual growth rate of 16%. Today, industry analysts estimate approximately 80% of pharmaceutical manufacturers distribute through wholesalers compared to less than 47% in 1970. Order processing, inventory management and product delivery by wholesale distributors allow manufacturers to better allocate their resources to research and development, manufacturing and marketing their products. Customers benefit from wholesale distribution by having access to a single supply source for a full line of pharmaceutical and health care products from hundreds of individual manufacturers. Further, inventory costs are lower, delivery is more timely and efficient, and purchasing and inventory information improved. Customers additionally benefit from the range of value added programs developed by wholesale drug distributors that are targeted to their specific needs which, in turn, reduce their costs and increase their operating efficiencies.

         The alternate care/alternate site industry is comprised of health care distributors and providers serving health care facilities outside the hospital environment, including physicians' offices, clinics and patients' homes. The shift from the hospital has occurred primarily as a result of cost containment pressures exerted by payers and the improvement in the treatment of various types of diseases in alternate care/alternate site facilities. These facilities administer pharmaceutical drugs and related medical supplies to patients who generally require dialysis therapy for treatment of kidney failure, chemotherapy for treatment of cancer or infusion therapy for treatment of a number of conditions, including infectious diseases such as HIV and hepatitis. The combined market for alternate care/alternate site distributors and providers serving dialysis, cancer and infusion therapy facilities is much smaller than the market being served by the wholesale drug industry. These three markets are expected to continue to grow, however, as more health care services are shifted from the hospital to the alternate care/alternate site facility. At the same time, the consolidation exhibited within each market the past few years is also expected to continue. See, also, Competition and Customers and Markets in Part I, Item 1.

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

Introduction of New Pharmaceuticals.

         Traditional research and development as well as the advent of new research and production methods, such as biotechnology, continue to generate new compounds that are more effective in treating diseases. The Company believes that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to the continued growth of the industry. Drug therapy has had a beneficial impact on the overall increase in aggregate health care costs, by reducing expensive surgeries and prolonged hospital stays. Industry observers expect the overall sales of pharmaceuticals to continue double-digit increases through the year 2000, as was the case from 1989 to 1997.

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

Increased Use of Generic Drugs.

              The growth of managed care's influence on pharmacy along with the introduction of generic equivalent products for many top selling brand name drugs has caused the generic market to grow substantially. A number of branded drugs are expected to come off patent in the next three to five years, thus expanding the generic marketing opportunity. In the next five years, the size of the market is expected to nearly triple from $3.0 billion in 1997 to $8.0 billion in 2002.

Pharmaceutical Price Increases.

               As a result of competitive market-driven cost containment measures implemented by both the private and public sectors during the past five years, pharmaceutical price increases are significantly less than in prior years. Nevertheless, the Company believes that price increases by pharmaceutical manufacturers will continue to equal or exceed the overall Consumer Price Index which is due in large part to relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the research and development, clinical testing and FDA approval of new products.

Continued Industry Consolidation.

               In response to cost containment pressure from private and governmental payers and the recent focus on health care reform in the United States, there has been significant consolidation within the industry during the past three years at the manufacturer, wholesaler and customer levels. Pharmaceutical manufacturers have consolidated to reduce operating expenses, gain access to new drugs in the pipeline and enhance marketing efforts in a managed care environment. Likewise, chain drug stores are continuing to purchase independent drug stores and, in some cases, other drug chains as demonstrated by consolidations during the past two years involving Revco, Eckerd, Thrifty Payless, Thrift, Medicine Shoppe, and Big B. Independent drug stores are also consolidating into regional and national affiliations. At the same time that sales through the wholesale drug industry have increased, the number of pharmaceutical wholesalers in the United States has decreased from 139 in 1980 to less than 50 full-line, full-service at the end of 1997. During 1997, it is estimated that the five largest national wholesalers distributed over 65% of the prescription drugs in the United States.

Manufacturers' Pricing and Distribution Policies.

              Some manufacturers distribute their products solely through franchised wholesalers, while others also sell directly to retailers. Functional price discounts to wholesalers are offered by many manufacturers. A limited number of manufacturers have a one-price system of distribution and sell directly to wholesalers and retailers at the same price. The Company does not transact as much business with direct selling manufacturers that have adopted a one-price system. In recent years, certain manufacturers have adopted wholesaler only policies, while certain other manufacturers have adopted one-price systems for wholesalers and retailers. Although pharmaceutical manufacturers may adopt one-price systems in the future, or may be required to pursuant to federal or state legislation or through litigation, such developments have not had a material adverse effect on the Company's business in the past. See, also, Note 15 - Legal Proceedings in the Company's financial statements.

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


Item 2.       PROPERTIES.

              The Company currently has 19 distribution centers located in 13 states. Each center has been constructed or adapted to the Company's specifications for climate control, alarm systems and segregated security areas for controlled substances. The Company utilizes modern warehousing techniques and equipment designed to accommodate both the wholesale drug and alternate care/alternate site customers. At each location, a manager supervises warehouse, delivery and local sales functions. The Company utilizes owned vans and trucks, contract carriers, common carriers and couriers to deliver its products. The Company believes that its properties are adequate to serve the Company's current and anticipated needs without making capital expenditures materially higher than historical levels. See, also, Note 12 -Commitments in the Company's financial statements.

              These distribution centers are listed below:

                                             SQUARE            OWNED OR
               LOCATION                     FOOTAGE             LEASED
               --------                     -------             ------
Altamonte Springs, Florida                   33,000             Leased
Austell, Georgia                             56,160             Leased
Baltimore, Maryland                          48,000             Leased
Dallas, Texas                                44,000             Owned
Grapevine, Texas                             30,000             Leased
Grove City, Ohio                             37,000             Leased
Houston, Texas                               39,000             Owned
Indianapolis, Indiana                        57,200             Owned


Middletown, Pennsylvania                    120,000             Owned
Nashville, Tennessee                        112,000             Owned
Orange, Connecticut                         185,000             Owned
Orlando, Florida                             94,600             Owned
Portland, Maine                              60,000             Owned
Portland, Oregon                             46,000             Leased
San Dimas, California                        65,400             Leased
Santa Ana, California                        11,941             Leased
Shelby, North Carolina                      103,500             Owned
Tampa, Florida                               55,000             Leased
Woodland, California                         47,000             Leased

         In 1997, the Company moved into the new distribution centers in Houston, Texas, Middletown, Pennsylvania and Portland, Oregon. The Houston, Texas and Middletown, Pennsylvania facilities are owned by the Company and replace existing leased facilities. Through the acquisition of Tennessee Wholesale Drug, the Company added additional distribution centers in Nashville, Tennessee, Baltimore, Maryland and Tampa, Florida. In the first quarter of 1998, the Company should begin operations from new distribution centers in Woodland, California and Grapevine, Texas. Priority also leased a new distribution facility in Grove City, Ohio in 1997.

         In addition, in 1997, the Company sold the 60,000 square foot Brockton, Massachusetts distribution center that was closed in the third quarter of 1996. The Company also intends to close the leased facilities in Baltimore, Maryland and Tampa, Florida in the first half of 1998. These customers will be serviced from existing facilities.

         In 1997, the Company began construction of a new 180,000 square foot office building in Indianapolis, Indiana. This building will provide space for the accounting, human resources, information systems and purchasing departments, along with the Company's executive officers and related staff. Upon completion and occupancy of the building, and subject to favorable market conditions, the Company (through its wholly-owned subsidiary, College Park Plaza Associates, Inc.) intends to sell the building at its fair market value to a third party. The Company will then lease back the top two floors of the five-story building. Approximately 32,000 square feet of the Company's existing Indianapolis facility, consisting primarily of office space, will be leased or sold upon relocation to the new facilities. The Company also leases at a separate location 7,566 square feet of office and medical building space in Indianapolis, Indiana for its Priority Healthcare Services Corporation subsidiary, and 1,300 square feet of office space in Salem, New Hampshire for its BW Food Distributors, Inc. subsidiary.

Item 3.           LEGAL PROCEEDINGS.

         The Company is subject to ordinary and routine litigation incidental to its business, none of which is material to the Company's results of operations or financial condition. See, also, Note 15 - Legal Proceedings in the Company's financial statements.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of 1997 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Executive Officers of the Company.

              The following is a list of the Company's executive officers, the ages and the positions held by the named individuals. These positions may exclude other positions held with subsidiaries of the Company. These executive officers serve at the discretion of the Board. There is no family relationship between any of the executive officers of the Company.

               NAME                               AGE               POSITION
               ----                               ---               --------
              William E. Bindley                  57               Chairman of the Board, Chief
                                                                   Executive Officer, and President
              Keith W. Burks                      40               Executive Vice President
              Michael D. McCormick                50               Executive Vice President,
                                                                   General Counsel, and Secretary
              Thomas J. Salentine                 58               Executive Vice President, Chief
                                                                   Financial Officer
              Gregory S. Beyerl                   40               Vice President and Controller
              Michael L. Shinn                    43               Treasurer

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

              (Pursuant to General Instruction (G)(3) of Form 10-K, the foregoing information pertaining to executive officers who are not standing for election as members of the Board of Directors is included as an un-numbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.)

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

              The Company's common stock, $.01 par value, is traded on the New York Stock Exchange under the symbol "BDY". Prior to listing on the New York Stock Exchange, the common stock was quoted on the NASDAQ National Market System under the symbol "BIND". The following table reflects the range of the reported high and low prices for the Company's common stock as reported on the New York Stock Exchange for the years ended December 31, 1997 and December 31, 1996.

                           1997                              HIGH              LOW
                January 1 - March 31                        $19.38           $17.38
                April 1 - June 30                           $22.94           $18.38
                July 1 - September 30                       $28.38           $21.38
                October 1 - December 31                     $32.44           $25.69
                           1996                              HIGH              LOW
                January 1 - March 31                        $21.00           $15.63
                April 1 - June 30                           $17.63           $15.00
                July 1 - September 30                       $18.25           $15.38
                October 1 - December 31                     $19.75           $16.50


              At March 20, 1998 there were outstanding 15,994,616 shares of the Company's common stock, which were held by approximately 1,000 holders of record.

              The Company paid cash dividends on its common stock of 2 cents per share on 19 different quarterly dates for the period beginning September 7, 1993 and ending March 24, 1998. Future dividends will be paid in accordance with declarations by the Board of Directors in its sole discretion. The Company's primary bank line of credit agreement requires the Company to maintain specified levels of working capital and net worth, which may limit the Company's ability to pay dividends in the future.

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

SALES OF UNREGISTERED SECURITIES

              On May 15 and June 11, 1997, the Company issued a total of 1,680 shares of Common Stock to its seven non-employee Directors as the stock portion of their annual retainer. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.                  Selected Financial Data

   The selected financial data set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

             Five Year Financial Review and Selected Financial Data
                        BINDLEY WESTERN INDUSTRIES, INC.

(in thousands, except share data)
---------------------------------------------------------------------------------------------------------------
                                                   1997         1996          1995          1994        1993
---------------------------------------------------------------------------------------------------------------
Net sales from stock                             $2,760,235   $2,127,307   $1,928,738   $1,681,080   $1,344,355
Net brokerage sales                               4,549,687    3,190,219    2,741,415    2,353,027    2,081,742
Other income                                          1,882        1,407        2,322        3,317        4,363
Cost of products sold                             7,167,274    5,197,008    4,565,750    3,945,172    3,350,119
Selling, general and administrative                  81,078       70,531       62,555       50,279       43,322
Other expenses                                       23,688       20,523       16,406       16,998       20,601

Earnings before income taxes                         39,764       30,871       27,764       24,975       16,418
Provision for income taxes                           15,806       12,865       11,383       10,240        6,854
Minority interest in net income
   of consolidated subsidiary                           212
Net earnings                                         23,746       18,006       16,381       14,735        9,564

Earnings per share:
  Basic                                          $     1.84   $     1.59   $     1.49   $     1.37   $     0.89
  Diluted                                              1.59         1.36         1.28         1.21         0.86

Cash dividends declared per Common Share         $     0.08   $     0.08   $     0.08   $     0.08   $     0.07

Other financial data:
Current assets                                   $1,185,025   $  850,965   $  777,366   $  736,687   $  665,412
Total assets                                      1,291,007      941,206      848,708      803,447      732,204
Current liabilities                                 897,916      616,322      573,369      547,131      489,904
Long-term debt                                       32,142       99,766       69,473       69,461       69,733
Total liabilities                                   934,401      719,119      647,948      623,196      566,486
Minority interest                                    11,010
Shareholders equity                                 345,596      222,087      200,760      180,251      165,718
Book value per share                                  21.94        19.27        17.90        16.64        15.38

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

         The discussion and analysis that follows should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.


         The Company has made the following acquisitions which affect the comparison of the results of operations on a year to year basis. All acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired entities are included in the Company's financial statements from the respective dates of acquisition.

         The IV One Companies - Effective January 1995, the Company, through its Priority Healthcare Corporation ("Priority") subsidiary, acquired all of the outstanding stock of the IV One Companies ("IV One") in a cash transaction. IV One is comprised of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy.

         Priority Healthcare Services Corporation - In January 1996, the Company formed a new subsidiary, National Infusion Services, Inc. ("NIS"). Effective February 8, 1996, the Company, through its NIS subsidiary, purchased the assets of the infusion services division of Infectious Disease of Indiana P.S.C. NIS is a provider of quality care to patients in a variety of settings. In February of 1997, the corporate name was changed from NIS to Priority Healthcare Services Corporation ("PHSC").

             Tennessee Wholesale Drug Company - Effective July 31, 1997 the Company acquired substantially all of the operating assets and assumed most of the liabilities of Tennessee Wholesale Drug Company ("TWD"). TWD is a full-line full-service wholesale drug company with distribution facilities in Nashville, Tennessee, Baltimore, Maryland and Tampa, Florida.

             Grove Way Pharmacy - Effective August 6, 1997, Priority acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way"), a specialty distributor of vaccines located in Castro Valley, California.

RESULTS OF OPERATIONS.

         Net sales for 1997, 1996 and 1995 were $7,310 million, $5,318 million and $4,670 million, respectively. The 37% increase in 1997 sales over 1996 was generated primarily through internal growth. Only 6% of this increase was attributable to the aforementioned acquisitions. In 1997, the 43% increase in brokerage type sales ("brokerage sales") was fueled by the consolidation within both the wholesale and chain drug industries. These sales generate very little gross margin, however, they provide for increased working capital and support the Company's programs to attract more direct store delivery business from chain customers. Sales from the Company's inventory ("from stock sales") increased 30% (24%, excluding TWD) in 1997. These sales include sales from the Company's inventory to chain customers and direct store delivery business. Direct store delivery sales increased 39% in 1997 and remained constant at 35% of total sales. The Company continued its commitment to expand its presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Substantially all of the 14% increase in 1996 sales over 1995 was generated from internal growth related primarily to increased sales to existing customers and the addition of new direct store delivery customers. In both periods, the increase related to pricing was approximately equal to the increase in the Consumer Price Index. Net sales for Priority for 1997, 1996 and 1995 were $231 million, $158 million and $124 million, respectively. This growth was generated internally and reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, inflationary price increases.

         Gross margins for 1997, 1996 and 1995 were $143 million, $121 million and $104 million, respectively. The increase in net sales accounted for approximately 77% of the increase in gross margins from 1996 to 1997 with the acquisition of TWD accounting for the remaining 23%. The increase from 1995 to 1996 was primarily from internal growth. Gross margins as a percent of net sales declined to 1.95% in 1997 from 2.27% in 1996. This decrease was the result of the substantial increase in low margin brokerage sales and a shift in the business mix of from stock sales to more managed care business. Gross margins as a percent of net sales for 1996 had a slight increase from 2.24% in 1995. This increase was the result of the growth in from stock sales in relation to the increase in brokerage sales. In all years, the pressure on sell side margins continued and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margins for Priority for 1997, 1996 and 1995 were $23.2 million, $17.2 million and $12.5 million, respectively. The gross margin as a percent of sales for 1997, 1996 and 1995 was 10.01%, 10.85% and 10.12%, respectively. The reduction in 1997 is attributed to increased competition and a change in sales mix to the lower margin wholesale distribution business. The increase in 1996 over 1995 resulted from the increased sales of the higher margin pharmacy business, notwithstanding continued pressure on margins due to intense competition.

         Other income in 1997 and 1996 represented finance charges on certain customers' receivables and gains on the sale of assets. Other income in 1996 decreased as a result of reduced gains on marketable securities and a decrease in service fee income on certain customer receivable balances.

         Selling, general and administrative ("SGA") expenses were $81.1 million, $70.5 million and $62.6 million in 1997, 1996 and 1995, respectively. The incremental costs associated with acquisitions were approximately $2.8 million in 1997 and were immaterial in 1996. The remainder of the increases for both periods resulted from normal inflationary increases and costs to support the growing direct store delivery business of Bindley Western Drug Company and the alternate care/alternate site business of Priority. The cost increases related to the direct store delivery and alternate care/alternate site businesses include, among others, delivery expense, warehouse expense, and labor costs, which are variable with the level of sales volume. SGA expenses will continue to increase as direct store delivery and alternate care/alternate site sales increase. However, in 1997 the SGA expense as a percent of from stock sales decreased to 2.94% from 3.32% in 1996. The 1996 percentage represented a slight increase from the 3.24% in 1995. Management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. In 1997, SGA included non-recurring expenses of approximately $575,000 (approximately $300,000 incurred in the fourth quarter) related to start up and moving of distribution centers in Houston, Texas, Middletown, Pennsylvania, Portland, Oregon and Sacramento, California. In 1996, SGA included approximately $200,000 associated with the closing and consolidation of the Brockton, Massachusetts and Charlotte, North Carolina distribution centers.

         Depreciation and amortization was $7.4 million, $6.7 million and $6.3 million in 1997, 1996 and 1995, respectively. These increases were the result of the inclusion of acquired entities and the depreciation and amortization on new facilities and equipment, particularly in management information systems and systems to support customer needs.

         Interest expense for 1997, 1996 and 1995 was $15.9 million, $13.0 million and $10.1 million, respectively. The average short-term borrowings outstanding were $152 million, $119 million and $104 million at an average short-term interest rate of 6.5%, 6.4% and 7.1% for 1997, 1996 and 1995, respectively. In 1995, the Company provided extended receivable terms on identifiable receivables of certain chain warehouse customers and charged interest on these balances. To the extent this interest offset borrowing costs incurred to support these receivables, it was treated as a reduction of interest expense. The interest received from chain warehouse customers as a result of extended receivable terms was immaterial in relation to total interest expense, and therefore, presented on a net basis. On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. Interest expense associated with these Notes was approximately $2.2 million in 1997.

         The provision for income taxes represented 39.8%, 41.7% and 41.0% of earnings before taxes in 1997, 1996 and 1995, respectively.

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

         On October 7, 1996, the Company and its subsidiary, National Infusion Services (now known as Priority Healthcare Services Corporation) ("PHSC"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-81. Dr. Slama is a former director of the Company and formerly was Chief Executive Officer and President of PHSC. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with PHSC in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys' fees and costs. The Company and PHSC believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that PHSC had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and PHSC have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. Dr. Slama moved to dismiss portions of the counterclaim, which motion was denied by the court on

July 14, 1997. The Company and PHSC thereafter filed an amended counterclaim adding additional claims against Dr. Slama. On March 12, 1998, Dr. Slama filed a motion for leave to amend his complaint to add Priority and William E. Bindley as defendants and to state additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. The Company has entered into an Indemnification and Hold Harmless Agreement with Priority, whereby the Company has agreed to indemnify and hold harmless Priority and its subsidiaries from and against any and all claims, losses, liabilities, costs, damages, charges and expenses (including without limitation legal and other professional fees) which they might incur or which may be charged against them in any way based upon, connected with or arising out of the lawsuit filed by Dr. Slama. The Company intends to vigorously oppose Dr. Slama's motion to amend his complaint, and to vigorously defend the amended complaint in the event his motion is granted. Discovery is proceeding, and the matter is currently set for trial on March 9, 1999. The Company and PHSC are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

         The Company is still considering a pro rata distribution to its shareholders of the stock of Priority. The possible spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of Priority. The contemplated spin-off would be subject to compliance with applicable securities and governmental regulations and other business considerations.

LIQUIDITY-CAPITAL RESOURCES.

              On October 29, 1997, Priority consummated an initial public offering ("IPO"). Priority registered 2,300,000 shares of Class B Common Stock, all of which were sold in a firm commitment underwriting at an aggregate offering price of $33.35 million. After underwriters' discount of $2.32 million and expenses incurred by Priority in conjunction with the IPO of $1.05 million, the net offering proceeds to Priority were approximately $29.98 million. The Company owns all of the outstanding shares of Class A Common Stock of Priority. The holders of Priority's Class A Common Stock and Class B Common Stock are entitled to three votes per share and one vote per share, respectively, and generally vote together as a single class on all matters submitted to a vote of the shareholders of Priority. The Company owns 81.6% of the outstanding common stock of Priority and has 93.0% of the voting power of the outstanding common stock of Priority. In 1997, the amount of net earnings associated with the minority interest was $212,000.

         The Company's operations consumed $107 million in cash for the year ended December 31, 1997. The use of funds resulted from increases in accounts receivable and inventories. These uses were partially offset by an increase in accounts payable. The increase of accounts receivable resulted from the significant increase in both brokerage and from stock sales. The increase in accounts payable was attributed to the timing of payment terms and the build up of inventories at the end of the year. The increase in merchandise inventory is due to the procurement of inventory for the increased customer base and the Company's decision to build inventories to reduce the possibility of shortages due to potential reduction in shipments by certain vendors during the fourth quarter. Management continues to control inventory levels to minimize carrying costs and maximize purchasing opportunities.

         Capital expenditures, predominantly for the purchase of warehouse facilities, the expansion and automation of existing warehouses and the investment in additional management information systems and systems to support customer needs were $22.6 million during 1997.

         Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of TWD. The Company expended approximately $27 million for the acquisition of TWD, which approximated the fair value of the net assets acquired.

         Effective August 6, 1997, Priority acquired substantially all of the operating assets and assumed most of the liabilities of Grove Way Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, California. The acquisition was not considered material and the amount expended approximated the fair value of the net assets acquired.

         On August 27, 1997 the Company called for redemption on September 12, 1997 all of its outstanding 6 1/2% Convertible Subordinated Debentures Due 2002 at a redemption price of $1,039 per $1,000 principal amount of Debentures plus accrued interest through the redemption date. Debenture holders could elect to convert their debentures into shares of common stock of the Company through September 12, 1997, which was the redemption date. Holders of all but $119,000 principal amount of the $67,350,000 outstanding Debentures elected to convert their Debentures into common stock at the rate of 50.4 shares of common stock for each $1,000 principal amount of Debentures. The redemption reduced the Company's long-term debt by $67,350,000 and increased by 3.4 million the number of issued shares of the Company's common stock.

         At December 31, 1997, the Company held a note receivable with a principal balance of $3.2 million from the CEO of the Company. The proceeds of this note, which bears interest at 6.5% per annum, matures on December 16, 2000 were used by the CEO to exercise stock options. The note provides for annual interest only payments with outstanding interest and principal to be repaid at maturity.

         Net increase in borrowings under the bank credit agreement was $95 million during 1997. At December 31, 1997, the Company had borrowed $147 million under the bank credit agreement and had a remaining availability of $123 million.

         The Company believes that its cash on hand, cash equivalents, bank line of credit and working capital management efforts are sufficient to meet future working capital requirements. As of December 31, 1997, the Company's short-term bank line of credit was $270 million.

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

YEAR 2000.

              The Company has conducted a review of its computer systems to identify and address all code changes, testing, and implementation procedures necessary to make its systems year 2000 compliant. The Company believes that with the exception of the wholesale purchasing and accounting programs of the J.E. Goold Division, which is based in Portland, Maine, all systems will be fully compliant by the end of fiscal 1998. The J.E. Goold Division is scheduled to be converted to the Company's system during the first quarter of 1999. Although the Company will consider the status of a Company's computer systems in evaluating any future acquisition opportunities, there can be no assurance that acquisitions made or contemplated by the Company will be year 2000 compliant by the date of purchase. There can also be no assurance that the systems of other companies with which it transacts business will be updated or converted in a timely manner, or that such failure will not have a material adverse effect on the Company's operations. The Company estimates that it will incur approximately $275,000 during fiscal 1998 and $200,000 during fiscal 1999 for the cost of this project.

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

FORWARD LOOKING STATEMENTS.

         Certain statements included in this annual report which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities, changes in government regulations or the interpretation thereof and the ability of the Company and the entities with which it transacts business to modify or redesign their computer systems to work properly in the year 2000, which could cause actual results to differ from those in the forward looking statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Not applicable

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

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The information required by this Item concerning the Directors and nominees for Directors of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 annual meeting of common shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is also included under "Executive Officers of the Company" at the end of
Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.      EXECUTIVE COMPENSATION.

              The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

             The documents listed below are filed as a part of this report except as otherwise indicated:

             (a) 1. FINANCIAL STATEMENTS. The following described financial statements, required to be filed by Item 8 and incorporated therein by reference are set forth on pages F-1 through F-22.

             Report of Independent Accountants                                          F-1
             Consolidated Statements of Earnings for each of the three
               years  in the period ended December 31, 1997                             F-2
             Consolidated Balance Sheets as of December 31, 1997
               and 1996                                                                 F-3
             Consolidated Statements of Cash Flows for each of the
               three years  in the period ended December 31, 1997                       F-4
             Consolidated Statements of Shareholders' Equity for each
               of the  three years in the period ended December 31, 1997                F-5
             Notes to Consolidated Financial Statements                                 F6 to F-22

                2. FINANCIAL STATEMENT SCHEDULES. No financial statement schedules are included as the information required by Rule 5-04 is not applicable, or is not material.

                3. EXHIBITS. The list of exhibits filed as part of this report is incorporated herein by reference to the Index to Exhibits beginning at Page E-1.

             (b) No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Bindley Western Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 on page 29 present fairly, in all material respects, the financial position of Bindley Western Industries, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Price Waterhouse LLP
Indianapolis, Indiana
March 2, 1998

                      CONSOLIDATED STATEMENTS OF EARNINGS
               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31,                             1997                  1996                   1995
(In thousands, except share data)
Revenues:
  Net sales from stock                                $ 2,760,235           $ 2,127,307            $ 1,928,738
  Net brokerage sales                                   4,549,687             3,190,219              2,741,415
  Other income                                              1,882                 1,407                  2,322
                                                      -----------           -----------            -----------
                                                        7,311,804             5,318,933              4,672,475

Cost and expenses:
  Cost of products sold                                 7,167,274             5,197,008              4,565,750
  Selling, general and administrative                      81,078                70,531                 62,555
  Depreciation and amortization                             7,431                 6,719                  6,279
  Interest                                                 15,907                12,992                 10,127
  Settlement of 1994 DEA inspection matter                                          812
  I.P.O. stock option grant                                   350
                                                      -----------           -----------            -----------
                                                        7,272,040             5,288,062              4,644,711

Earnings before income taxes                               39,764                30,871                 27,764
                                                      -----------           -----------            -----------

Provision for income taxes:
  Current                                                  19,640                14,896                 13,944
  Deferred                                                 (3,834)               (2,031)                (2,561)
                                                      -----------           -----------            -----------
                                                           15,806                12,865                 11,383

Minority interest in net income of
  consolidated subsidiary                                     212
                                                      -----------           -----------            -----------
Net earnings                                             $ 23,746              $ 18,006               $ 16,381
                                                      ===========           ===========            ===========

Earnings per share:
  Basic                                                    $ 1.84                $ 1.59                 $ 1.49
  Diluted                                                    1.59                  1.36                   1.28

Average shares outstanding:
  Basic                                                12,888,137            11,332,479             10,966,247
  Diluted                                              16,131,150            15,270,151             14,926,317

          (See accompanying notes to consolidated financial statements)

                           CONSOLIDATED BALANCE SHEETS
                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

DECEMBER 31,                                                                       1997             1996
(In thousands, except share data)
ASSETS
Current assets:
  Cash                                                                        $   42,895         $  63,658
  Accounts receivable, less allowance for doubtful
    accounts of $4,756 for 1997 and $2,664 for 1996                              606,265           346,802
  Finished goods inventory                                                       520,769           431,816
  Deferred income taxes                                                            9,707             4,560
  Other current assets                                                             5,389             4,129
                                                                              ----------         ---------
                                                                               1,185,025           850,965
                                                                              ----------         ---------
  Other assets                                                                        76             1,160
                                                                              ----------         ---------
  Related party receivable                                                         3,228
                                                                              ----------         ---------
  Fixed assets, at cost                                                           89,704            71,915
    Less: accumulated depreciation                                               (22,076)          (19,935)
                                                                              ----------         ---------
                                                                                  67,628            51,980
                                                                              ----------         ---------
  Intangibles, net                                                                35,050            37,101
                                                                              ----------         ---------

  TOTAL ASSETS                                                                $1,291,007         $ 941,206
                                                                              ==========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                       $  147,000         $  52,000
  Accounts payable                                                               734,346           555,034
  Other current liabilities                                                       16,570             9,288
                                                                              ----------         ---------
                                                                                 897,916           616,322
                                                                              ----------         ---------
Long-term debt                                                                    32,142            99,766
                                                                              ----------         ---------
Deferred income taxes                                                              4,343             3,030
                                                                              ----------         ---------
Minority interest                                                                 11,010
                                                                              ----------         ---------

Shareholders' equity:
  Common stock. $.01 par value-authorized 30,000,000 shares;
    issued 16,135,319 and 11,871,042 shares, respectively                          3,359             3,316
  Special shares, $.01 par value-authorized 1,000,000 shares
  Additional paid in capital                                                     198,764            91,964
  Retained earnings                                                              147,400           129,958
                                                                              ----------         ---------
                                                                                 349,523           225,238
                                                                              ----------         ---------
  Less: shares in treasury-at cost 380,942 and 348,291, respectively              (3,927)           (3,150)
                                                                              ----------         ---------
  Total shareholders' equity                                                     345,596           222,088
                                                                              ----------         ---------
Commitments and contingencies
                                                                              ----------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $1,291,007         $ 941,206
                                                                              ==========         =========



          (See accompanying notes to consolidated financial statements)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



FOR THE YEARS ENDED DECEMBER 31,                                           1997                1996                1995
(In thousands)
Cash flow from operating activities:
  Net income                                                         $    23,746          $    18,006          $    16,381

Adjustments to reconcile net income to
  net cash provided (used) by operating
    activities:
  Depreciation and amortization                                            7,431                6,719                6,279
  Deferred income taxes                                                   (3,834)              (2,031)              (2,561)
  Minority interest                                                          212
  Compensation expense on stock option grant                                 350
  Interest capitalized on conversion of debt                               1,970
  Gain on sale of marketable securities                                                                                (96)
  Gain on sale of fixed assets                                              (103)                 (58)                 (27)

Change in assets and liabilities, net of acquisitions:
  Accounts receivable                                                   (229,518)              51,826              (78,183)
  Finished goods inventory                                               (63,401)             (99,713)              42,953
  Accounts payable                                                       151,302               63,106               85,781
  Other current assets and liabilities                                     4,724                6,097               (7,537)
                                                                     -----------          -----------          -----------
  Net cash provided (used) by operating
    activities                                                          (107,121)              43,952               62,990
                                                                     -----------          -----------          -----------


Cash flow from investing activities:
  Purchase of fixed assets and other assets                              (22,643)             (15,581)              (7,922)
  Proceeds from sale of fixed assets                                       2,082                   59                  597
  Proceeds from sale of investment securities                                                                        1,299
  Related party note receivable                                           (3,228)
  Acquisition of businesses                                              (27,295)              (9,064)              (4,125)
                                                                     -----------          -----------          -----------
  Net cash used by investing activities                                  (51,084)             (24,586)             (10,151)
                                                                     -----------          -----------          -----------

Cash flow from financing activities:
  Proceeds from sale of stock                                             14,594                4,260                5,058
  Proceeds from IPO of subsidiary                                         29,982
  Addition (reduction) of long-term debt, net                               (274)              28,651                   12
  Proceeds under line of credit agreement                              1,496,000            1,064,000            1,049,000
  Payments under line of credit agreement                             (1,401,000)          (1,086,500)          (1,111,000)
  Payments to acquire treasury shares                                       (777)
  Dividends                                                               (1,083)                (938)                (930)
                                                                     -----------          -----------          -----------
  Net cash provided (used) by financing
    activities                                                           137,442                9,473              (57,860)
                                                                     -----------          -----------          -----------

Net increase (decrease) in cash                                          (20,763)              28,839               (5,021)
Cash at beginning of year                                                 63,658               34,819               39,840
                                                                     -----------          -----------          -----------

Cash at end of year                                                  $    42,895          $    63,658          $    34,819
                                                                     ===========          ===========          ===========



          (See accompanying notes to consolidated financial statements)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES


                                                 Common Stock                  Treasury Stock
                                        --------------------------------------------------------------

                                             SHARES                           SHARES
                                        OUTSTANDING          AMOUNT      OUTSTANDING             AMOUNT
-------------------------------------------------------------------------------------------------------------
(In thousands, except share data)
Balances at December 31, 1994          11,179,994       $     3,310           348,291       $    (3,150)

Net earnings
Dividends
Shares issued upon exercise of
  stock options                           382,394                 3
                                      -----------       -----------       -----------       -----------
Balances at December 31, 1995          11,562,388             3,313           348,291            (3,150)

Net earnings
Dividends
Shares issued upon exercise of
  stock options                           308,654                 3
                                      -----------       -----------       -----------       -----------
Balances at December 31, 1996          11,871,042             3,316           348,291            (3,150)

Net earnings
Dividends
Shares issued upon exercise of
   stock options                          870,130                 9
Shares issued upon conversion of
   debt                                 3,394,147                34
IPO of subsidiary
IPO option grant
Purchase of treasury shares                                                    32,651              (777)
                                      ===========       ===========       ===========       ===========
Balances at December 31, 1997          16,135,319       $     3,359           380,942       $    (3,927)
                                      ===========       ===========       ===========       ===========




                                           ADDITIONAL
                                              PAID IN         RETAINED    SHAREHOLDERS'
                                              CAPITAL         EARNINGS           EQUITY
---------------------------------------------------------------------------------------
(In thousands, except share data)
Balances at December 31, 1994             $    82,652      $    97,439      $   180,251

Net earnings                                                    16,381           16,381
Dividends                                                         (930)            (930)
Shares issued upon exercise of
  stock options                                 5,055                             5,058
                                          -----------      -----------      -----------
Balances at December 31, 1995                  87,707          112,890          200,760

Net earnings                                                    18,006           18,006
Dividends                                                         (938)            (938)
Shares issued upon exercise of
  stock options                                 4,257                             4,260
                                          -----------      -----------      -----------
Balances at December 31, 1996                  91,964          129,958          222,088

Net earnings                                                    23,746           23,746
Dividends                                                       (1,083)          (1,083)
Shares issued upon exercise of
   stock options                               14,585                            14,594
Shares issued upon conversion of
   debt                                        67,460                            67,494
IPO of subsidiary                              24,405           (5,221)          19,184
IPO option grant                                  350                               350
Purchase of treasury shares                                                        (777)
                                          ===========      ===========      ===========
Balances at December 31, 1997             $   198,764      $   147,400      $   345,596
                                          ===========      ===========      ===========



          (See accompanying notes to consolidated financial statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

           REVENUE RECOGNITION. The Company differentiates sales as either brokerage type sales ("brokerage sales") or sales from the Company's inventory ("from stock sales"). Brokerage sales are made to the chain warehouse market, whereas from stock sales are made to both the chain warehouse and direct store delivery markets. Revenues are recorded at the time of shipment.

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

         DEBT ISSUE COSTS. Debt issue costs are amortized on a straight-line basis over the life of the Convertible Subordinated Debentures ("Debentures") and the Senior Notes.

         INTANGIBLES. The Company continually monitors its cost in excess of net assets acquired ("goodwill") and its other intangibles (customer lists and covenants not to compete) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amounts. Goodwill is being amortized on the straight-line method over periods not exceeding 40 years. Other intangibles are being amortized on the straight-line method over six to 15 years.

         EARNINGS PER SHARE. In February, 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which replaces the presentation of primary earnings per share with basic earnings per share and the presentation of fully diluted earnings per share with diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each period. The diluted earnings per share is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. The common share equivalents included in these calculations are: (1) shares of common stock issuable upon assumed exercise of stock options which would have a dilutive effect and (2) the average number of common shares assumed to be outstanding during the year, as if the Debentures had been converted into common stock and after giving effect to the elimination of interest expense, net of tax benefit, applicable to the debentures. All periods presented have been restated to conform with the requirements of SFAS 128.

         INCOME TAXES. In accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company's assets and liabilities.

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

         NEW ACCOUNTING STANDARDS. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131 "Disclosures about segments of an Enterprise and Related Information". These Statements are effective for fiscal years beginning after December 15, 1997 and will affect the disclosure requirements of the interim and annual financial statements beginning in 1998. The new requirements should not significantly change the reporting and disclosures of the Company.

NOTE 2 - SHORT-TERM BORROWINGS

         The Company's short-term bank line of credit was $270,000,000 as of December 31,1997. The line was available, as necessary, for general corporate purposes at rates based upon prevailing money market rates. At December 31, 1997, 1996 and 1995, the Company had borrowed on its short-term line of credit $147,000,000 at a rate of 6.6%, $52,000,000 at a rate of 6.4% and $74,500,000 at a rate of 6.9%, respectively.

         No compensating balance is required on the line. Certain conditions relating to the maintenance of working capital, net worth and corporate existence have been imposed by the lenders.

         A summary of 1997, 1996 and 1995 borrowings follows:

                          Maximum short-term       Average          Average
Year                              borrowings     borrowings      interest rate
-------------------------------------------------------------------------------
(in thousands)
1997                                $270,000       $152,082          6.4%
1996                                $192,000       $118,655          6.4%
1995                                $189,500       $104,465          7.1%



NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT INCOME

         The Company substantially liquidated its investments in debt and equity securities in 1995. The proceeds on sales of securities of $1,047,000 in 1995, approximated their amortized cost.

         Other Income for 1997 and 1996 was substantially all interest income. For 1995, the balance consisted of interest income of $2,194,000, dividends of $32,000 and realized gains of $96,000, respectively.

NOTE 4- FIXED ASSETS

DECEMBER 31,                                1997                1996
---------------------------------------------------------------------
(in thousands)
Land                                 $      6,321          $    2,919
Buildings and furnishings                  34,050              24,356
Leasehold improvements                      2,705               2,307
Transportation and
   other equipment                         46,628              42,333
                                     --------------------------------
                                           89,704              71,915
Less: Accumulated
   Depreciation                           (22,076)            (19,935)
                                     --------------------------------
                                     $     67,628           $  51,980
                                     ================================

NOTE 5- INTANGIBLES

DECEMBER 31,                                 1997                 1996
-----------------------------------------------------------------------
(in thousands)
Goodwill                            $      35,184        $      35,009
Accumulated amortization                   (5,849)              (4,875)
                                    ----------------------------------
Goodwill, net                              29,335               30,134

Other                                      13,664               13,664
Accumulated amortization                   (7,949)              (6,697)
                                    ----------------------------------
Other, net                                  5,715                6,967
                                    ----------------------------------
Intangibles, net                    $      35,050        $      37,101
                                    ==================================

NOTE 6 - RELATED PARTY TRANSACTIONS

         At December 31, 1997, the Company held a note receivable with a principal balance of $3.2 million from the Chief Executive Officer of the Company in connection with his exercise of stock options granted to him under the 1993 Stock Option and Incentive Plan. This note, which bears interest at 6.5% per annum, matures on December 16, 2000 and provides for annual interest only payments with outstanding interest and principal to be repaid at maturity.

NOTE 7 - INCOME TAXES

         The provision for income taxes includes state income taxes of $2,657,000, $2,113,000, and $1,925,000 in 1997, 1996 and 1995, respectively.

         The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

YEAR ENDED DECEMBER 31,                             1997      1996      1995
-----------------------------------------------------------------------------
Percentage of earnings before taxes:
U.S. federal statutory rate                         35.0%    35.0%     35.0%
State and local taxes on income, net of
  Federal income tax benefit                         4.4%     4.4%      4.5%
Other                                                 .6%     2.3%      1.5%
                                               ----------------------------
Effective rate                                      40.0%    41.7%     41.0%
                                               ============================

         Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1997 and 1996:

Deferred tax assets:                                               1997              1996
                                                                   ----              ----
  Current:
     Accounts receivable                                      $    6,573        $    4,857
     Inventories                                                     977               902
     Deferred compensation                                           765               428
     Other, net                                                    1,392               769
                                                              ----------        ----------
Subtotal                                                           9,707             6,956

  Long-term:
     Acquired net operating loss benefits                            425               482
     Other, net                                                      525             1,127
                                                              ----------        ----------
Subtotal                                                             950             1,609
                                                              ----------        ----------

Total deferred tax assets                                     $   10,657        $    8,565
                                                              ==========        ==========

Deferred tax liabilities:
  Current:
    Change in tax method for inventories                      $        -        $    2,396
                                                              ----------        ----------
Subtotal                                                                             2,396

  Long-term:
   Fixed assets                                               $    4,129        $    3,557
   Other, net                                                      1,164             1,082
                                                              ----------        ----------
Subtotal                                                           5,293             4,639
                                                              ----------        ----------

Total deferred tax liabilities                                $    5,293        $    7,035
                                                              ==========        ==========

         During 1992, the Company adopted the FIFO method of valuing inventories for tax purposes. Prior to 1992, the Company used the LIFO method of valuing inventories for tax purposes. The transition rules allow for the Company to implement this change in accounting for tax purposes on a pro-rata basis over the years 1992 through 1997.

         In connection with the acquisition of Goold, the Company acquired federal net operating loss carryforwards of $2,318,468. Due to certain tax law limitations, annual utilization of the carryforward is limited to $162,945. The remaining tax loss carryforward at December 31, 1997 is $1,378,298. The carryover period expires in 2006.

 NOTE 8 - LONG-TERM DEBT

         The primary components of long-term debt at December 31, 1997 are $30,000,000 of Senior Notes. The remaining $2,142,000 is comprised of mortgage obligations, and certain other obligations related to the purchase of the IV One Companies and Priority Healthcare Services Corporation.

         On September 24, 1992 and October 20, 1992, the Company concluded a public offering of $65,000,000 and $2,350,000, respectively, of 6 1/2% Convertible Subordinated Debentures, due 2002, for approximately $65,565,000, net of underwriting and other costs. On August 27, 1997 the Company called for redemption on September 12, 1997 all of these Debentures at a redemption price of $1,039 per $1,000 principal amount of Debentures plus accrued interest through the redemption date. Debenture holders could elect to convert their debentures into shares of common stock of the Company through September 12, 1997. Holders of all but $119,000 principal amount of the $67,350,000 outstanding Debentures elected to convert their Debentures into common stock at the rate of 50.4 shares of common stock for each $1,000 principal amount of Debentures. The redemption reduced the Company's long-term debt by $67,350,000 and increased by 3.4 million the number of issued shares of the Company's common stock.

         On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. The Company estimates the fair market value at December 31, 1997 approximates the principal amount based on rates currently available to the Company for debt with similar terms and maturities.

         In 1995, the Company purchased its corporate offices from a partnership controlled by the Company's principal shareholder at its fair market value of $1,450,000. Prior to the purchase, the Company leased the building under a capitalized lease with a minimum annual rental of $111,000 at an implicit rate of 10.5%.

NOTE 9 - PROFIT SHARING PLAN

         The Company and its subsidiaries maintain a qualified Profit Sharing Plan ("Profit Sharing Plan") for eligible employees. All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 21.

         The annual contribution of the Company and its subsidiaries to the Profit Sharing Plan is at the discretion of the Board and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The Company's contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were $1,576,000, $1,334,600 and $1,165,500, respectively.

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

         All contributions to the Profit Sharing Plan are paid in cash to a trustee bank, as trustee, and are invested by the trustee until distributed to Participants or their beneficiaries. Participants are permitted to direct the trustee as to the investment of their accounts by choosing among several investment funds that are offered under the Profit Sharing Plan, including one fund consisting of common stock of the Company. Participants may elect to invest in one fund or a combination of the available funds according to their investment goals. If a Participant does not make an investment election, his or her Profit Sharing Plan accounts will be invested in a fund designated by the Company.

NOTE 10 - MINORITY INTEREST

         On October 29, 1997, the Company consummated an initial public offering ("IPO") of its Priority Healthcare Corporation ("Priority") subsidiary. Priority registered 2,300,000 shares of Class B Common Stock, all of which were sold in a firm commitment underwriting at an aggregate offering price of $33.35 million. After underwriters' discount of $2.32 million and expenses incurred in conjunction with the IPO of $1.05 million, the net offering proceeds to Priority were approximately $29.98 million. The Company owns all of the outstanding shares of Class A Common Stock of Priority. The holders of Priority's Class A Common Stock and Class B Common Stock are entitled to three votes per share and one vote per share, respectively, and generally vote together as a single class on all matters submitted to a vote of the shareholders of Priority. The Company owns 81.6% of the outstanding common stock of Priority and has 93.0% of the voting power of the outstanding common stock of Priority.

         The Priority IPO resulted in the establishment of minority interest of $11 million, which represents the minority shareholders' interest in shareholders' equity of Priority, and an increase of $19.2 million in the Company's additional paid in capital, which represents the Company's incremental share of Priority's shareholders' equity, both at October 29, 1997.

NOTE 11 - CAPITAL STOCK

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

         On May 20, 1993, the Company's shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan") authorizing 1,000,000 shares of the Company's common stock for sale or award to officers and key employees (including any such officer or employee who holds at least 10% of the Company's common stock) as stock options or restricted stock. No further awards will be made from the shares of common stock that remained available for grants under the prior stock option plans.

         On May 19, 1994, the Company's shareholders approved amendments to the Company's 1983 Incentive Stock Option Plan, the 1983 Nonqualified Stock Option Plan, the 1987 Stock Option and Incentive Plan and the 1993 Plan to permit the Company's Compensation and Stock Option Committee of the Board of Directors ("Committee") to allow participants under these plans, including the holders of outstanding options, to exercise an option during its term following cessation of employment by reason of death, disability or retirement. Such amendments also permitted the Committee, in its sole discretion, to change the exercise and termination terms of options granted if such changes are otherwise consistent with applicable federal and state laws. In addition, the 1993 Plan was amended to (i) increase from 1,000,000 to 1,500,000 the number of shares authorized for issuance pursuant to awards made under the 1993 Plan; (ii) limit to 100,000 shares the number of shares that any one participant may receive under the 1993 Plan during any calendar year; and (iii) provide that the Board of Directors may amend the 1993 Plan in any respect without shareholder approval, unless such approval is required to comply with Rule 16b-3 under the Securities Exchange Act of 1934 or Section 422 of the Internal Revenue Code of 1986. On May 16, 1996, the Company's shareholders approved an amendment to the 1993 Plan to increase to 3,000,000 the number of shares authorized for issuance pursuant to awards made under the 1993 Plan. At its March 26, 1998 meeting, the Company's Board will propose to amend the 1993 Plan to (i) increase by 1,000,000 the number of shares authorized for issuance pursuant to awards made under the 1993 Plan and (ii) increase to 300,000 the number of shares that any one participant may receive under the 1993 Plan during any calendar year subject to shareholder approval at the Company's May 21, 1998 annual meeting.

         On August 25, 1997, Priority's Board of Directors and the then sole shareholder (the Company) adopted the 1997 Stock Option and Incentive Plan (the "1997 Stock Option Plan"). The 1997 Stock Option Plan reserves for issuance 1,250,000 shares of Priority Class B Common Stock, subject to adjustment in certain events. The 1997 Stock Option Plan provides for the grant to officers, key employees and consultants of Priority of options to purchase shares of Class B Common Stock and restricted shares of Class B Common Stock. Stock options granted under the 1997 Stock Option Plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("nonqualified stock options"). No individual participant may receive awards for more than 300,000 shares in any calendar year.

         In accordance with the provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans, and accordingly, generally does not recognize compensation expense related to these options. If the Company had elected to recognize compensation expense based on the fair value of the options at the grant date as prescribed by SFAS 123, pro forma net income and earnings would have been:


                                              1997                    1996
-------------------------------------------------------------------------------
(In thousands, except share data)
Net earnings - as reported                $    23,746            $    18,006
Net earnings - pro forma                  $    21,211            $    16,019
Earnings per share
 Basic - as reported                             1.84                   1.59
 Basic - pro forma                               1.65                   1.41
 Diluted - as
  reported                                       1.59                   1.36
 Diluted - pro forma                             1.43                   1.22

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended,

                                                      1997               1997               1996                1996
                                        ------------------- ------------------ ------------------ -------------------
                                           Company Options   Priority Options    Company Options    Priority Options
                                        ------------------- ------------------ ------------------ -------------------

Risk free interest rates                             5.71%              5.90%              6.05%          -

Expected dividend yields                              .26%               .00%               .41%          -

Expected life of options                             4.66               4.60               4.60           -

Volatility of stock price                           27.23%             54.79%             29.43%          -
Weighted average fair value of
  options                                         $ 10.16             $ 7.52            $  6.20           -



         Compensation expense based on the fair value of options granted prior to January 1, 1995 was not included in the preceding pro forma calculations. Therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Changes in stock options under the Company's plans are shown below:

                                       NUMBER OF           OPTION PRICE PER
                                       SHARES              SHARES
---------------------------------------------------------------------------
Options outstanding
   at December 31, 1994                 2,629,471           $ 5.42 to $17.00
Forfeited during 1995                  (  102,598)          $11.50 to $17.00
Granted during 1995                       647,300           $14.50 to $19.39
Exercised during 1995                  (  382,394)          $ 5.42 to $17.00
                                       ----------

Options outstanding
   at December 31, 1995                 2,791,779           $ 5.42 to $19.39
Forfeited during 1996                  (   56,600)          $11.50 to $18.13
Granted during 1996                       848,775           $14.56 to $20.08
Exercised during 1996                  (  308,654)          $ 5.42 to $17.63
                                       ----------

Options outstanding
   at December 31, 1996                 3,275,300           $ 5.42 to $20.08
Forfeited during 1997                  (   39,162)          $ 6.88 to $23.63
Granted during 1997                       816,600           $17.63 to $31.50
Exercised during 1997                  (  870,130)          $ 5.42 to $20.08
                                       ----------

Options outstanding
   at December 31, 1997                 3,182,608           $ 5.84 to $31.50
                                       ==========

Exercisable
   at December 31, 1997                 1,737,412
                                       ==========

Available for grant
   at December 31, 1997                   565,668  (1)
                                       ==========



         In certain cases, the exercise of stock options results in state and federal income tax deductions to the Company on the difference between the market price at the date of exercise and the option price. The tax benefits obtained from these deductions are included in additional paid in capital.

(1) Subject to Shareholder approval at the Company's May 21, 1998 annual meeting.

         Additional information regarding the Company's options outstanding at December 31, 1997 is shown below:

                                             Exercise Price Range
--------------------------------------------------------------------------------------------------------------------

                                     $5.84 - $11.63         $12.88 -$20.08          $22.63 - $31.50            Total
--------------------------------------------------------------------------------------------------------------------
Number of options
 outstanding                                340,459              2,067,049                  775,100        3,182,608
Weighted average
 exercise price                            $  10.72              $   16.28                $   31.30        $   19.34
Remaining contractual life                     4.72                   7.41                     9.94             7.74
Number of shares
 exercisable                                340,459              1,396,953                        -        1,737,412
Weighted average
 exercisable price                         $  10.72              $   15.85                        -        $   14.85

     Changes in stock options under all of Priority's plans are shown below:

                                                   NUMBER OF       OPTION PRICE PER
                                                   SHARES          SHARES
-----------------------------------------------------------------------------------------
Options outstanding
   at December 31, 1996                                     -
Forfeited during 1997                              (   13,800)      $  14.50 to $14.50
Granted during 1997                                   473,050       $  14.50 to $15.00
Exercised during 1997                                       -

Options outstanding
   at December 31, 1997                               459,250       $  14.50 to $15.00
                                                   ==========

Exercisable
   at December 31, 1997                                     -
                                                   ==========

Available for grant
   at December 31, 1997                               815,750
                                                   ==========

         Additional information regarding Priority's options outstanding at December 31, 1997 is shown below:

                                  Exercise Price Range
--------------------------------------------------------------------------------------------

                                             $14.50                 $15.00            Total
--------------------------------------------------------------------------------------------

Number of options
  outstanding                               441,250                 18,000           459,250
Weighted average
 exercise price                           $   14.50              $   15.00         $   14.52
Remaining contractual life                     9.81                   9.96              9.82
Weighted average
exercisable price                                -                      -                 -


NOTE 12 - COMMITMENTS

         The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2002, with options to renew for various periods. Minimum commitments under leases aggregate $1,437,700 for 1998, $899,001 for 1999, $823,698 for 2000, $552,529 for 2001 and $389,311 for
2002.


         The consolidated rent expense for the years ended December 31, 1997, 1996 and 1995 was $2,107,169, $1,519,919 and $1,708,691, respectively, of which approximately $1,034,247 in 1997, $208,728 in 1996 and $76,875 in 1995 pertained to leases with terms of one year or less.

         In 1997, the Company began construction of a new 180,000 square foot office building in Indianapolis, Indiana. This building will provide space for the accounting, human resources, information systems and purchasing departments, along with the Company's executive officers and related staff. Upon completion and occupancy of the building, and subject to favorable market conditions, the Company (through its wholly-owned subsidiary, College Park Plaza Associates, Inc.) intends to sell the building at its fair market value to a third party. The Company will then lease back the top two floors of the five-story building. Approximately 32,000 square feet of the Company's existing Indianapolis facility, consisting primarily of office space, will be leased or sold upon relocation to the new facilities.

NOTE 13 -  MAJOR CUSTOMERS

              The Company services customers in 50 states and Puerto Rico from its 19 distribution centers located in 13 states. Its principal customers are chain drug companies that operate their own warehouses. Other customers include independent drug stores, chain drug stores, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The following chain drug warehouse customers each accounted for over 10% of the Company's net sales during the years shown: CVS (22%), Rite Aid Corporation (18%) and Eckerd Corporation (16%) in 1997; Eckerd Corporation (17%), Rite Aid Corporation (14%) and Revco D.S., Inc. (12%) in 1996; and Eckerd Corporation (19%), Rite Aid Corporation (15%)
and Revco D.S., Inc. (10%) in 1995. Sales to these customers aggregated 56%, 43% and 44% of net sales in 1997, 1996 and 1995, respectively. The Company sells inventory to its chain drug warehouse and other customers on various payment terms. This entails accounts receivable exposure, especially if any of its chain warehouse customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers and, when feasible, obtains security interests in the inventory sold, there can be no assurance that the Company will not incur the write-off or writedown of chain drug accounts receivable in the future.


NOTE 14 - STATEMENT OF CASH FLOWS

         Cash paid for interest expense and income taxes was as follows:

DECEMBER 31,                   1997              1996               1995
(in thousands)
Interest                  $  14,129         $  13,126           $  13,395
Income taxes              $  16,935         $  13,640           $  16,469

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

         Effective January 1, 1995, Priority purchased the IV One Companies ("IV One"). IV One is comprised of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy. The consideration exchanged for IV One was approximately $2.9 million which exceeded the fair value of net assets acquired and resulted in approximately $2.1 million of intangible assets.

         In January 1996, the Company formed a new subsidiary, National Infusion Services, Inc. ("NIS"). Effective February 8, 1996, the Company through its NIS subsidiary purchased the assets of the infusion services division of Infectious Disease of Indiana P.S.C. NIS is a provider of quality care to patients in a variety of settings. In February 1997, the corporate name was changed from NIS to Priority Healthcare Services Corporation . The Company acquired the assets of NIS for approximately $9 million in cash and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets.

         Effective July 31,1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company ("TWD"). The Company expended approximately $27 million for the acquisition of TWD, which approximated the fair value of the net assets acquired. In connection with this acquisition, the Company intends to close the TWD divisions located in Baltimore, Maryland and Tampa, Florida. The customers of these divisions will be serviced from existing facilities. The Company has finalized an exit plan and recognized a liability of $413,000 as of December 31, 1997. The plan offers all employees the chance to interview for openings elsewhere in the Company and would pay a lump sum for relocation assistance. Employees who do not relocate but work up to the designated date of his/her separation of employment will receive a severance package based on his or her tenure with the Company. The plan also includes operational and data processing costs associated with these closures. The Company anticipates both facilities will be closed by the end of the second quarter of 1998.

         Effective August 6, 1997, Priority acquired substantially all of the operating assets and assumed most of the liabilities of Grove Way Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, CA. The acquisition was not considered material and the amount expended approximated the fair value of the net assets acquired.

NOTE 15 - LEGAL PROCEEDINGS

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

         Several of the manufacturer defendants and the class plaintiffs have reached settlement agreements. The trial against the remaining defendants, including the Company, is scheduled to begin on September 14, 1998.

         On November 20, 1997, the trial court granted leave to certain retail pharmacies which had "opted out" of the class action to amend their complaints to add the wholesalers, including the Company, as defendants. The majority of these "opt-out" complaints, which initially named only pharmaceutical manufacturers as defendants, were filed in 1994 and 1995.

         At this time, the Company has been served with 114 amended complaints by the "opt-out" plaintiffs. One hundred ten of these complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The four remaining amended complaints add allegations that the defendants' conduct violated state law. The Company has denied the complaint allegations.

         On November 20, 1997, Eckerd Corporation filed a complaint naming 11 manufacturers and three wholesalers, including the Company, as defendants. Also on November 20, 1997, American Drug Stores filed a complaint naming 11 manufacturers and six wholesalers, including the Company, as defendants. These complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The Company has denied the allegations in these complaints.

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

         On October 21, 1994, the Company entered into an agreement with five other wholesalers and 26 pharmaceutical manufacturers covering all of the cases listed above. Among other things, the agreement provides that for all judgments that might be entered against both the manufacturer and wholesaler defendants, the Company's total exposure for joint and several liability is limited to $1,000,000 and the six wholesaler defendants are indemnified for $9,000,000 in related legal fees and expenses.

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

         On October 7, 1996, the Company and its subsidiary, National Infusion Services (now known as Priority Healthcare Services Corporation) ("PHSC"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-81. Dr. Slama is a former director of the Company and formerly was Chief Executive Officer and President of PHSC. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with PHSC in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys' fees and costs. The Company and PHSC believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that PHSC had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and PHSC have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. Dr.

Slama moved to dismiss portions of the counterclaim, which motion was denied by the court on July 14, 1997. The Company and PHSC thereafter filed an amended counterclaim adding additional claims against Dr. Slama. On March 12, 1998, Dr. Slama filed a motion for leave to amend his complaint to add Priority and William E. Bindley as defendants and to state additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. The Company has entered into an Indemnification and Hold Harmless Agreement with Priority, whereby the Company has agreed to indemnify and hold harmless Priority and its subsidiaries from and against any and all claims, losses, liabilities, costs, damages, charges and expenses (including without limitation legal and other professional fees) which they might incur or which may be charged against them in any way based upon, connected with or arising out of the lawsuit filed by Dr. Slama. The Company intends to vigorously oppose Dr. Slama's motion to amend his complaint, and to vigorously defend the amended complaint in the event his motion is granted. Discovery is proceeding, and the matter is currently set for trial on March 9, 1999. The Company and PHSC are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

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

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the quarterly financial data for 1997 and 1996.

                                           FIRST                SECOND            THIRD              FOURTH
                                         QUARTER               QUARTER          QUARTER             QUARTER
------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
1997
   Net sales                        $  1,634,663          $  1,811,028      $ 1,812,468        $  2,051,763
   Gross margin                           32,831                33,997           35,777              40,043
   Net earnings                            5,521                 5,554            5,523               7,147
   Earnings per share:
     Basic                          $       0.48          $       0.47      $      0.44        $       0.46
     Diluted                                0.40                  0.39             0.37                0.43


1996
   Net sales                        $  1,188,988          $  1,217,896      $ 1,336,265        $  1,574,377
   Gross margin                           29,426                30,008           29,649              31,435
   Net earnings                            4,604                 4,060            4,213               5,129

   Earnings per share:
     Basic                          $       0.41          $       0.36      $      0.37        $       0.45
     Diluted                                0.35                  0.31             0.32                0.37

                                  SIGNATURES

              Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1998                                BINDLEY WESTERN INDUSTRIES, INC.

                                              By /s/ William E. Bindley
                                                 -----------------------------

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                         TITLE                               DATE

/s/ William E. Bindley                           Chairman of the Board and President
--------------------------------                 (Principal Executive Officer); Director            March 26, 1998
William E. Bindley

/s/ William F. Bindley, II                       Director
--------------------------------
William F. Bindley, II                                                                              March 26, 1998

/s/ Keith W. Burks                               Executive Vice President; Director
--------------------------------
Keith W. Burks                                                                                      March 26, 1998

/s/ Seth B. Harris                               Director
--------------------------------
Seth B. Harris                                                                                      March 26, 1998

/s/ Robert L. Koch, II                          Director
--------------------------------
Robert L. Koch, II                                                                                  March 26, 1998

/s/ Michael D. McCormick                         Executive Vice President, General Counsel
--------------------------------                 and Secretary; Director                            March 26, 1998
Michael D. McCormick

/s/ J. Timothy McGinley                          Director
--------------------------------
J. Timothy McGinley                                                                                 March 26, 1998

/s/ James K. Risk, III                           Director
--------------------------------
James K. Risk, III                                                                                  March 26, 1998

/s/ Thomas J. Salentine                          Executive Vice President and Chief Financial
--------------------------------                 Officer (Principal Accounting and Financial        March 26, 1998
Thomas J. Salentine                              Officer); Director


/s/ K. Clay Smith                                Director                                           March 26, 1998
--------------------------------
K. Clay Smith

/s/ Carolyn Woo                                  Director                                           March 26, 1998
--------------------------------
Carolyn Woo