Form 10-K/A
period 1997-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 1998-03-31
CIK 722808

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A


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


/s/ K. Clay Smith                                Director                                           March 26, 1998
--------------------------------
K. Clay Smith

/s/ Carolyn Woo                                  Director                                           March 26, 1998
--------------------------------
Carolyn Woo

                              INDEX TO EXHIBITS


                                                                                          Page No.
Exhibit                                                                                  This
  No.                                     Description                                   Filing
-------         -----------------------------------------------------------------     ----------
3-A     1       (i)Amended and Restated Articles of Incorporation of
                Registrant........................................................

        2       (ii)Amendment to Restated Articles of Incorporation increasing number of authorized shares.......................................

        3       (iii)Amendment to Restated Articles of Incorporation
                establishing terms of Class A Preferred Stock.....................

3-B     12      Restated By-Laws of Registrant, as Amended to date................

4-A     4       (i) Trust Indenture dated as of September 15, 1992 between
                Registrant and Bank One, Indianapolis, NA.........................

                (ii)Notice Of Redemption, dated August 27, 1997, of Registrant's
                6.50% Convertible Subordinated Debentures Due 2002................      __________

4-B             Ninth Amendment to Amended and Restated Credit Agreement, dated as of June 11, 1997, by and among Registrant, Bank One, Indiana,
                NA, in its individual capacity, Nationsbank of Texas, N.A., The
                Bank of Tokyo-Mitsubishi, Ltd., Keybank National Association,
                NBD Bank, N.A., Suntrust Bank, Central Florida, N.A., The
                Industrial Bank of Japan, Limited, National City Bank of Indiana,
                and Bank One, Indiana, NA, as Agent (this exhibit has not been included in this filing but will be provided upon written request to the Registrant's Chief Financial Officer) .....................

4-C             Note Purchase Agreement dated as of December 15, 1996 by and among Registrant and Nationwide Life Insurance Company and
                Employers Life Insurance Company of Wausau for $30,000,000
                aggregate principal amount of Registrant's 7.25% Senior Notes due
                December 27, 1999  (this exhibit has not been included in this filing but will be provided upon written request to the
                Registrant's Chief Financial Officer) ............................



                                                                                          Page No.
Exhibit                                                                                  This
  No.                                     Description                                   Filing
-------         -----------------------------------------------------------------     ----------
10-A*   6       (iii)Employee Benefit Trust Agreement of Registrant dated
                November 30, 1990.................................................

        5       (v)Split Dollar Insurance Agreement dated December 11, 1992 between Registrant and William F. Bindley, II and K. Clay Smith
                as trustees of  the William E. Bindley Irrevocable Trust..........

        5       (vi)The William E. Bindley Trust Agreement dated December 11,
                1992 between William E. Bindley, grantor, and William F.
                Bindley, II and K. Clay Smith, trustees...........................

10-B*   7       (i)Nonqualified Stock Option Plan of Registrant...................

        10      (ii)Amendment to the Nonqualified Stock Option Plan of
                Registrant........................................................

10-C*   7       (i)Incentive Stock Option Plan of Registrant......................

        10      (ii)Amendment to the Incentive Stock Option Plan of
                Registrant........................................................

10-D*   8       (i)1987 Stock Option and Incentive Plan of Registrant.............

        9       (ii)Amendment to 1987 Stock Option and Incentive Plan.............

        9       (iii)Outside Directors Stock Option Plan of Registrant............

        10      (iv)Amendment to the 1987 Stock Option and Incentive Plan of
                Registrant........................................................

10-E*   5       (i)1993 Stock Option and Incentive Plan of Registrant.............

        10      (ii) First Amendment to the 1993 Stock Option and Incentive
                Plan of Registrant................................................

        14      (iii) Second Amendment to the 1993 Stock Option and Incentive
                Plan of Registrant ...............................................



                                                                                          Page No.
Exhibit                                                                                  This
  No.                                     Description                                   Filing
-------         -----------------------------------------------------------------     ----------
10-F    15      Subordinated Promissory Note between Registrant and Priority
                Healthcare Corporation ..........................................

10-G    16      Revolving Credit Promissory Note between Registrant and
                Priority Healthcare Corporation .................................

10-J*   13      (i)Form of Termination Benefits Agreement, dated April 1, 1996, between the Registrant and Messrs. Bindley, Burks, McCormick,
                and Salentine....................................................

        12      (ii)Termination Benefits Agreement, dated as of February 8,
                1996, between Registrant and Thomas G. Slama.....................

10-U    10      (i)Assistance Agreement dated August 11, 1993 between the State of Connecticut and Registrant. ..................................

10-V            (i)Agreement dated July 14, 1997 between Eaton & Lauth Real
                Estate Services, Inc. and the Registrant (the exhibits to this exhibit have not been included in this filing but will be
                provided to the Commission upon written request to the
                Registrant's General Counsel)....................................       __________

                (ii)Assignment and Assumption Agreement dated January 14, 1998 by and among College Park Plaza Associates, Inc. and
                Registrant. .....................................................       __________

10-X*   12      (iii)Employment Agreement, dated February 8, 1996, between
                Registrant and Thomas G. Slama...................................

        12      (iv)Noncompetition Agreement, dated February 7, 1996, between
                Registrant and Thomas G. Slama...................................

10-Y    12      Collective Bargaining Agreement dated October 21, 1994 between
                J.E. Goold & Co. and Truck Drivers, Warehousemen and Helpers
                Union Local No. 340..............................................

10-Z*   10      (i)401(k) Profit Sharing Plan (Nonstandardized) Adoption
                Agreement of Registrant, effective January 1,1994................

        11      (ii)Amendment to page 4 of the 401(k) Profit Sharing Plan
                (Nonstandardized) Adoption Agreement of Registrant, effective
                January 1, 1994..................................................



                                                                                          Page No.
Exhibit                                                                                  This
  No.                                     Description                                   Filing
-------         -----------------------------------------------------------------     ----------
        12      (iii)401(k) Profit Sharing Plan (Nonstandardized) Adoption
                Agreement of Registrant, effective January 1, 1996................

        12      (iv)Amendment to page 6 of the 401(k) Profit Sharing Plan
                (Nonstandardized) Adoption Agreement of Registrant, effective
                January 1, 1996...................................................

                (v)Amendment to Item B.3 of the 401(k) Profit Sharing Plan
                (Nonstandardized) Adoption Agreement of Registrant, effective
                October 1, 1997...................................................      __________

                (vi)401(k)  Profit Sharing Plan (Nonstandardized)
                Participation Agreement of Registrant, effective July 31,1997.....      __________

                (vii)401(k)  Profit Sharing Plan (Nonstandardized)
                Participation Agreement of Registrant, effective August 8, 1997...      __________

10-AA*  11      (i)Form of Profit Sharing Excess Plan and related Trust between
                Registrant and each of William E. Bindley, Keith W. Burks,
                Michael D. McCormick, and Thomas J. Salentine.....................

        11      (ii)Form of 401(k) Excess Plan and Related Trust between
                Registrant and each of William E. Bindley, Keith W. Burks,
                Michael D. McCormick, and Thomas J. Salentine.....................

        12      (iii)First Amendment to 401(k) Excess Plan........................

                (iv)Form of Profit Sharing Excess Plan, restated as of
                January 1,1996, between Registrant and each of William E. Bindley,
                Keith W. Burks, Michael D. McCormick, Robert L. Myers,  and
                Thomas J. Salentine. ..............................................     __________

                (v)Form of 401(k) Excess Plan, restated as of January 1, 1996, between Registrant and each of William E. Bindley, Keith W.
                Burks, Michael D. McCormick, Robert L. Myers, and Thomas J.
                Salentine ........................................................      __________

21              List of subsidiaries of Registrant................................      __________

23              Written Consent of Price Waterhouse LLP...........................      __________




27              Financial Data Schedule..........................................       ____________


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

4 The copy of this exhibit filed as Exhibit 4-D to the Company's Registration Statement on Form S-3 (Registration No. 33-50982) is incorporated by reference.

5 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated by reference.

6 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated by reference.

7 The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 2-84862) is incorporated by reference.

8 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated by reference.

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

13 The copy of this exhibit filed as Exhibit 10-CC to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 is incorporated by reference.

14 The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated by reference.

15 The copy of this exhibit filed as Exhibit 10-K to Priority Healthcare Corporation's Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.

16 The copy of this exhibit filed as Exhibit 10-N to Priority Healthcare Corporation's Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.