Form 10-Q
period 1998-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 1998-05-15
CIK 722808

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    March 31, 1998

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


Yes      x                 No _________

The number of shares of Common Stock outstanding as of March 31, 1998 was 16,085,612.

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                           (000's omitted except share data)
                                     (unaudited)

                                                       Three-month period ended
                                                                March 31,
                                             -----------------------------------
                                                   1998                    1997
                                             -----------------------------------

Revenues:
  Net sales from stock                        $ 897,410               $ 634,624
  Net brokerage sales                         1,064,361               1,000,039
                                             -----------------------------------
  Total net sales                             1,961,771               1,634,663
  Other income                                      615                     396
                                             -----------------------------------
                                              1,962,386               1,635,059
                                             -----------------------------------
Cost and expenses:
  Cost of products sold                       1,918,647               1,601,832
  Selling, general and administrative            24,605                  18,634
  Depreciation and amortization                   1,946                   1,814
  Interest                                        3,990                   3,468
                                             -----------------------------------
                                              1,949,188               1,625,748
                                             -----------------------------------

Earnings before income taxes                     13,198                   9,311
                                             -----------------------------------

Provision for income taxes                        5,246                   3,790
Minority interest in net income of
 consolidated subsidiary                            378

                                             ===================================
Net earnings                                    $ 7,574                 $ 5,521
                                             ===================================



Earnings per share:
  Basic                                          $ 0.48                 $ 0.48
  Diluted                                        $ 0.45                 $ 0.40

Average shares outstanding:
  Basic                                      15,858,358             11,578,906
  Diluted                                    16,984,214             15,510,944

Pro forma earning per share:
  Basic                                          $ 0.36                 $ 0.36
  Diluted                                        $ 0.34                 $ 0.30

Pro forma average shares outstanding:
  Basic                                      21,138,788             15,438,586
  Diluted                                    22,264,645             20,503,033


            (See accompanying notes to consolidated financial statements)

                  BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)
                                  (unaudited)

                                                  March 31,         December 31,
                                                      1998                 1997
                                             -----------------------------------
Assets
Current assets:
 Cash                                           $ 29,686             $ 42,895
 Accounts receivable, less allowance
  for doubtful accounts of $4,297
  for 1998 and $4,756 for 1997                   547,803              606,265
 Finished goods inventory                        530,660              520,769
 Deferred income taxes                            10,307                9,707
 Other current assets                              4,798                5,389
                                             -----------------------------------
                                               1,123,254            1,185,025
                                             -----------------------------------
                                             -----------------------------------
Other assets                                          67                   76
                                             -----------------------------------
                                             -----------------------------------
Related party receivable                           3,281                3,228
                                             -----------------------------------
Fixed assets, at cost                             99,009               89,704
 Less: accumulated depreciation                  (23,306)             (22,076)
                                             -----------------------------------
                                                  75,703               67,628
                                             -----------------------------------
                                             -----------------------------------
Intangibles                                       34,589               35,050
                                             -----------------------------------
                                             ===================================
  Total assets                               $ 1,236,894          $ 1,291,007
                                             ===================================

Liabilites and Shareholders' Equity
Current liabilities:
 Short-term borrowings                         $ 178,000            $ 147,000
 Accounts payable                                634,738              734,346
 Other current liabilities                        18,796               16,570
                                             -----------------------------------
                                                 831,534              897,916
                                             -----------------------------------
                                             -----------------------------------
Long-term debt                                    32,122               32,142
                                             -----------------------------------
                                             -----------------------------------
Deferred income taxes                              4,343                4,343
                                             -----------------------------------
                                             -----------------------------------
Minority interest                                 11,387               11,010
                                             -----------------------------------

Shareholders' equity:
Common stock, $.01 par value authorized
 30,000,000 shares; issued 16,480,554
 and 16,135,319 shares, respectively               3,363                3,359
Special shares, $.01 par value-authorized
 1,000,000 shares
Additional paid in capital                       203,905              198,764
Retained earnings                                154,657              147,400
                                              ----------------------------------
                                                 361,925              349,523
Less:  shares in treasury-at cost
 394,942 and 380,942 shares, respectively         (4,417)              (3,927)
                                              ----------------------------------
                                              ----------------------------------
  Total shareholders' equity                     357,508              345,596
                                              ----------------------------------
                                              ----------------------------------
Commitments and contingencies
                                              ----------------------------------
                                              ==================================
  Total liabilities and shareholders' equity $ 1,236,894          $ 1,291,007
                                              ==================================

              (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)

                                                    Three-month period ended
                                                          March 31,
                                             -----------------------------------
                                                  1998                  1997
                                             -----------------------------------
Cash flow from operating activities:
  Net income                                   $ 7,574               $ 5,521
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
    Depreciation and amortization                1,946                 1,814
    Minority interest                              378
    Deferred income taxes                         (600)                 (600)
    Gain on sale of fixed assets                   (47)                  (38)


Change in assets and liabilities,
 net of acquisition:
  Accounts receivable                           58,462              (119,869)
  Finished goods inventory                      (9,891)               73,438
  Accounts payable                             (99,608)              (92,889)
  Other current assets and liabilities           2,817                (1,021)
                                             -----------------------------------
    Net cash used by operating activities      (38,969)             (133,644)
                                             -----------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets     (9,584)               (2,843)
  Proceeds from sale of fixed assets                79                    56
  Related party note receivable                    (53)
                                             -----------------------------------
    Net cash used by investing activities       (9,558)               (2,787)
                                             -----------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                    5,145                 1,404
  Addition (reduction) in long term debt           (20)                    7
  Proceeds under line of credit agreement      547,500               365,000
  Payments under line of credit agreement     (516,500)             (252,500)
  Purchase of common shares for treasury          (490)                 (276)
  Dividends                                       (317)                 (233)

                                             -----------------------------------
   Net cash provided by financing activities    35,318               113,402
                                             -----------------------------------

Net increase (decrease) in cash                (13,209)              (23,029)
Cash at beginning of period                     42,895                63,658
                                             ===================================
Cash at end of period                         $ 29,686              $ 40,629
                                             ===================================

           (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended March 31, 1998 and 1997 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

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

     At this time, the Company has been served with 115 amended complaints by the "opt-out" plaintiffs. One hundred eleven of these complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The four remaining amended complaints add allegations that the defendants' conduct violated state law. The Company has denied the complaint allegations.

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

3. On October 7, 1996, the Company and its subsidiary, National Infusion Services (now known as Priority Healthcare Services Corporation) ("PHSC"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-81. Dr. Slama is a former director of the Company and formerly was Chief Executive Officer and President of PHSC. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with PHSC in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys' fees and costs. The Company and PHSC believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that PHSC had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and PHSC have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. Dr. Slama moved to dismiss portions of the counterclaim, which motion was denied by the court on July 14, 1997. The Company and PHSC thereafter filed an amended counterclaim adding additional claims against Dr. Slama. On March 12, 1998, Dr. Slama filed a motion for leave to amend his complaint to add Priority and William
     E. Bindley as defendants and to state additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. On April 10, 1998, the Company filed its objection to Dr. Slama's motion. In response, on May 1, 1998, Dr. Slama filed a second motion for leave to amend his complaint, which alleges essentially the same claim as contained in the first amended complaint. The Company has entered into an Indemnification and Hold Harmless Agreement with Priority, whereby the Company has agreed to indemnify and hold harmless Priority and its subsidiaries from and against any and all claims, losses, liabilities, costs, damages, charges and expenses (including without limitation legal and other professional fees) which they might incur or which may be charged against them in any way based upon, connected with or arising out of the lawsuit filed by Dr. Slama. The Company intends to vigorously oppose Dr. Slama's most recent motion to amend his complaint, and to vigorously defend the amended complaint in the event his motion is granted. Discovery is proceeding, and the matter is currently set for trial on March 9, 1999. The Company and PHSC are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

4. On April 15, 1998, the Company announced a 4-for-3 stock split of the Company's Common Stock to be effected as a stock dividend to all shareholders of record at the close of business on May 21, 1998. The pro forma earnings per share and average shares outstanding reflect the effect of the stock split on a retroactive basis.

5. Rite Aid Corp. informed the Company that Rite Aid has signed a supply agreement with McKesson Corporation that will begin in May 1998. In 1997, Rite Aid Corp. comprised 18% of the Company's sales. However, the Company does not believe the loss of this customer will negatively impact its results of operations. Sales to Rite Aid are predominantly to their warehouses. In 1997 the resources the Company expended on servicing Rite Aid's pharmaceutical warehouse programs were such that they generated an overall negative return. In addition, the Company is only servicing a portion of the Rite Aid California stores on a direct store basis. The logistical costs involved in servicing these stores are high, and thus, the contribution from the direct store delivery segment is not sufficient to produce an overall favorable return.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Results of Operations.

         Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company, Inc. ("TWD"). TWD is a full-line, full-service wholesale drug company with distribution facilities in Nashville, Tennessee, Baltimore, Maryland and Tampa, Florida. Effective August 6, 1997, Priority Healthcare Corporation ("PHC") a subsidiary of the Company, acquired substantially all of the operating assets and assumed most of the liabilities of Grove Way Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, California. The financial statements include the results of operations from the respective effective dates of acquisition.

          Net sales for the first quarter increased 20% from $1,635 million in 1997 to $1,962 million in 1998. However, the loss of Rite Aid Corp. will have a negative impact on net sales in the future. For the first quarter of 1998, TWD sales of $62 million represented 19% of the increase. The remainder was generated by internal growth. This growth resulted from both brokerage type sales ("brokerage sales") and sales from the Company's inventory ("from stock sales"). Consolidations within both the wholesale and chain drug industries continued to provide growth in brokerage sales. These sales generate very little gross margin, however they provide for increased working capital and support the Company's programs to attract more direct store delivery business from chain customers. Brokerage sales for the first quarter of 1998 increased 6.4% over 1997. From stock sales for the first quarter increased 41.4% (31.6% excluding
TWD) over 1997. These sales include sales from the Company's inventory to chain customers and direct store delivery business. In the first quarter of 1998, the Company continued its commitment to expand its presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased 48.9% and represented 43.2% of total sales in the first quarter of 1998 as opposed to 34.8% in the first quarter of 1997. In both periods, the increase related to price increases was approximately equal to the increase in the Consumer Price Index. Sales of PHC for the first quarter increased 12% from $52.1 million in 1997 to $58.1 million in 1998. This growth was essentially generated internally and reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, inflationary price increases.

         Gross margin of $43.1 million for the first quarter of 1998 represented an increase of 31.4% over the first quarter of 1997. TWD gross margin represented 31.3% of this increase, while internal growth accounted for the remainder. The increase resulting from internal growth was the result of the overall increase in net sales, and increased sales to the higher margin alternate care/alternate site and direct store delivery markets. The increased sales to these higher margin markets resulted in an increase in gross margin as a percent of net sales for the three month period from 2.01% in 1997 to 2.20% in 1998. In both periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margins for PHC of $6.8 million for 1998 represented a 21% increase over 1997. The increase was attributable to the distribution business having more sales of higher gross margin items and increased sales in the higher margin pharmacy business.

         Other income increased as a result of finance charges on certain customers receivables and interest income related to PHC investing funds received from its October 1997 Initial Public Offering.

         Selling, general and administrative ("SGA") expenses for the three-month period increased from $18.6 million in 1997 to $24.6 million in 1998. The first quarter of 1998 includes incremental SGA of $1.8 million related to TWD. The remainder resulted from normal inflationary increases and costs to support the growing direct store delivery program of the Company and the alternate care/alternate site business of PHC. The cost increases related to the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. SGA expenses will continue to increase as direct store delivery and alternate care/alternate site sales increase. However, total SGA expense as a percent of from stock sales for the first quarter decreased from 2.9% in 1997 to 2.7% in 1998. Management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. In 1998, SGA included non-recurring expenses of approximately $250,000 related to start up expenses of new distribution centers in Portland, Oregon and Woodland, California.

         Depreciation and amortization on new facilities, expansion and automation of existing facilities and investments in management information systems resulted in increases in depreciation and amortization expense. For the three-month period the expense increased from $1.8 million in 1997 to $1.9 million in 1998.

         Interest expense for the three-month period increased from $3.5 million in 1997 to $4.0 million in 1998. The average short-term borrowings outstanding in 1998 were $189 million at an average short-term interest rate of 6.5%, as compared to $97 million at an average short-term interest rate of 6.3% in 1997. On August 27, 1997, the Company called for redemption all of its outstanding 6 1/2% Convertible Subordinated Debentures Due 2002.


     The provision for income taxes represented 39.75% and 40.70% of earnings before taxes for the first quarter of 1998 and 1997, respectively.

         Rite Aid Corp. informed the Company that Rite Aid has signed a supply agreement with McKesson that will begin in May 1998. In 1997, Rite Aid Corp. comprised 18% of the Company's sales. However, the Company does not believe the loss of this customer will negatively impact its results of operations. Sales to Rite Aid are predominantly to their warehouses. In 1997 the resources the Company expended on servicing Rite Aid's pharmaceutical warehouse programs were such that they generated an overall negative return. In addition, the Company is only servicing a portion of the Rite Aid California stores on a direct store basis. The logistical costs involved in servicing these stores are high, and thus, the contribution from the direct store delivery segment is not sufficient to produce an overall favorable return.

     The Company is still considering a pro rata distribution to its shareholders of all of the Class A Common Stock of PHC. The proposed spin-off would separate the Company's wholesale drug business from the wholesale drug and alternate care/alternate site business of PHC. The contemplated spin-off would be subject to obtaining a favorable tax ruling,ompliance with applicable securities and governmental regulations and other business and economic considerations.

Liquidity-Capital Resources.

         For the three-month period ended March 31, 1998, the Company's operations consumed $39.0 million in cash. The use of funds resulted from a reduction in accounts payable and an increase in inventories. These uses are offset by the reduction in accounts receivables. The reduction in accounts payable is attributed to the timing of payment of invoices resulting from the year-end build-up of inventories and timing of payment terms. The increase in the merchandise inventory is due to the continued procurement of inventory for the increased customer base and the reduction in accounts receivable resulted from timing of customers' payments. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

         Capital expenditures, predominantly for the purchase of the corporate offices and warehouse facilities, the expansion and automation of existing warehouses and the investment in additional management information systems were $9.6 million during the period.

         The net increase in borrowings under the Company's bank credit agreement was $31 million during the period. At March 31, 1998 the Company had borrowed $178 million under the bank credit agreement and had a remaining availability of $92 million.

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

Forward Looking Statements.

         Certain statements included in this quarterly report which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities, changes in government regulations or the interpretation thereof and the ability of the Company and the entities with which it transacts business to modify or redesign their computer systems to work properly in the year 2000, which could cause actual results to differ from those in the forward looking statements.

                           PART II - OTHER INFORMATION


Item 1.                    Legal Proceedings

     The information set forth in Note 2 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.


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


May 14, 1997                                   BINDLEY WESTERN INDUSTRIES, INC.



                                          BY  /s/ Thomas J. Salentine
                                                  Thomas J. Salentine
                                                  Executive Vice President
                                                 (Principal Financial Officer)