Form 10-Q
period 1998-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 1998-08-14
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1998

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


Yes      x                 No _________



The number of shares of Common Stock outstanding as of June 30, 1998 was 22,009,832.



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (000's omitted except share data)
                                   (unaudited)


                                                         Six-month period ended              Three-month period ended
                                                                June 30,                             June 30,
                                                 --------------------------------------------------------------------------
                                                               1998               1997              1998              1997
                                                 --------------------------------------------------------------------------

Revenues:
  Net sales from stock                                  $ 1,873,721        $ 1,273,501         $ 976,311         $ 643,445
  Net brokerage sales                                     1,936,098          2,172,189           871,737         1,167,583
                                                 --------------------------------------------------------------------------
  Total net sales                                         3,809,819          3,445,690         1,848,048         1,811,028
  Other income                                                  988                626               372               229
                                                 --------------------------------------------------------------------------
                                                          3,810,807          3,446,316         1,848,420         1,811,257
                                                 --------------------------------------------------------------------------
Cost and expenses:
  Cost of products sold                                   3,719,455          3,378,863         1,800,807         1,777,031
  Selling, general and administrative                        51,288             37,291            26,683            18,657
  Depreciation and amortization                               4,021              3,723             2,075             1,909
  Interest                                                    8,591              7,762             4,601             4,294
                                                 --------------------------------------------------------------------------
                                                          3,783,355          3,427,639         1,834,166         1,801,891
                                                 --------------------------------------------------------------------------

Earnings before income taxes                                 27,452             18,677            14,254             9,366
                                                 --------------------------------------------------------------------------

Provision for income taxes                                   10,912              7,602             5,666             3,812
Minority interest in net income of
 consolidated subsidiary                                        794                                  416
                                                 ==========================================================================
Net earnings                                               $ 15,746           $ 11,075           $ 8,172           $ 5,554
                                                 ==========================================================================



Earnings per share:
  Basic                                                      $ 0.74             $ 0.71            $ 0.38            $ 0.36
  Diluted                                                    $ 0.71             $ 0.59            $ 0.36            $ 0.29

Average shares outstanding:
  Basic                                                  21,315,106         15,535,795        21,489,487        15,631,936
  Diluted                                                22,067,317         21,227,115        22,465,407        21,323,256



          (See accompanying notes to consolidated financial statements)


                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)
                                   (unaudited)


                                                                                      June 30,         December 31,
                                                                                          1998                 1997
                                                                         -------------------------------------------
Assets
Current assets:
 Cash                                                                                 $ 23,391             $ 42,895
 Accounts receivable, less allowance for doubtful
  accounts of $3,925 for 1998 and $4,756 for 1997                                      500,348              606,265
 Finished goods inventory                                                              616,297              520,769
 Deferred income taxes                                                                  10,907                9,707
 Other current assets                                                                    7,030                5,389
                                                                         -------------------------------------------
                                                                                     1,157,973            1,185,025
                                                                         -------------------------------------------
                                                                         -------------------------------------------
Other assets                                                                                57                   76
                                                                         -------------------------------------------
                                                                         -------------------------------------------
Related party receivable                                                                 3,334                3,228
                                                                         -------------------------------------------
Fixed assets, at cost                                                                  107,237               89,704
 Less: accumulated depreciation                                                        (24,623)             (22,076)
                                                                         -------------------------------------------
                                                                                        82,614               67,628
                                                                         -------------------------------------------
                                                                         -------------------------------------------
Intangibles                                                                             34,128               35,050
                                                                         -------------------------------------------
                                                                         ===========================================
  Total assets                                                                     $ 1,278,106          $ 1,291,007
                                                                         ===========================================

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                                               $ 252,000            $ 147,000
 Accounts payable                                                                      592,102              734,346
 Other current liabilities                                                              19,074               16,570
                                                                         -------------------------------------------
                                                                                       863,176              897,916
                                                                         -------------------------------------------
                                                                         -------------------------------------------
Long-term debt                                                                          31,868               32,142
                                                                         -------------------------------------------
                                                                         -------------------------------------------
Deferred income taxes                                                                    4,343                4,343
                                                                         -------------------------------------------
                                                                         -------------------------------------------
Minority interest                                                                       11,803               11,010
                                                                         -------------------------------------------

Shareholders' equity:
Common stock, $.01 par value authorized 30,000,000 shares;
 issued 22,404,774 and 16,135,319 shares, respectively                                   3,830                3,359
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                                             216,640              198,764
Retained earnings                                                                      162,389              147,400
Unamortized value of restricted shares                                                 (11,526)
                                                                         -------------------------------------------
                                                                                       371,333              349,523
Less:  shares in treasury-at cost
 394,942 and 380,942, respectively                                                      (4,417)              (3,927)
                                                                         -------------------------------------------
                                                                         -------------------------------------------
  Total shareholders' equity                                                           366,916              345,596
                                                                         -------------------------------------------
                                                                         -------------------------------------------
Commitments and contingencies
                                                                         -------------------------------------------
                                                                         ===========================================
  Total liabilities and shareholders' equity                                       $ 1,278,106          $ 1,291,007
                                                                         ===========================================



          (See accompanying notes to consolidated financial statements)





                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)



                                                                                          Six-month period ended
                                                                                                 June 30,
                                                                        ---------------------------------------------------
                                                                                         1998                         1997
                                                                        ---------------------------------------------------
Cash flow from operating activities:
  Net income                                                                         $ 15,746                     $ 11,075
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                                       4,021                        3,723
    Deferred income taxes                                                              (1,200)                      (1,200)
    Minority interest                                                                     794
    Amortization of restricted shares                                                     811
    Gain on sale of fixed assets                                                          (44)                         (49)

Change in assets and liabilities:
  Accounts receivable                                                                 105,917                     (175,272)
  Finished goods inventory                                                            (95,529)                      80,855
  Accounts payable                                                                   (142,244)                       4,003
  Other current assets and liabilities                                                    863                       (2,441)
                                                                        ---------------------------------------------------
    Net cash used by operating activities                                            (110,865)                     (79,306)
                                                                        ---------------------------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                           (18,101)                      (5,188)
  Proceeds from sale of fixed assets                                                       79                           79
  Related party note receivable                                                          (105)
                                                                        ---------------------------------------------------
    Net cash used by investing activities                                             (18,127)                      (5,109)
                                                                        ---------------------------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                                           6,009                        3,691
  Reduction in long term debt                                                            (274)                        (186)
  Proceeds under line of credit agreement                                             989,500                      671,500
  Payments under line of credit agreement                                            (884,500)                    (605,000)
  Purchase of shares for treasury                                                        (490)                        (260)
  Dividends                                                                              (757)                        (469)

                                                                        ---------------------------------------------------
    Net cash provided by financing activities                                         109,488                       69,276
                                                                        ---------------------------------------------------

Net increase (decrease) in cash                                                       (19,504)                     (15,139)
Cash at beginning of period                                                            42,895                       63,658
                                                                        ===================================================
Cash at end of period                                                                $ 23,391                     $ 48,519
                                                                        ===================================================


          (See accompanying notes to consolidated financial statements)


                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and six-month periods ended June 30, 1998 and 1997 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. The Company is a defendant in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993 which names the Company, 12 other pharmaceutical wholesalers and 26 pharmaceutical manufacturers as defendants, In re Brand Name Prescription Drugs Litigation, MDL 997, Second Consolidated and Amended Class Action Complaint. Plaintiffs allege that pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. The Company has denied the complaint allegations.

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

         On July 1, 1996, the Company and several other wholesalers were joined as the defendants in a seventh amended and restated complaint filed in the Circuit Court of Greene County, Alabama, Durrett v. The Upjohn Company, Civil Action No. 94-029. The case was first filed in 1994. The plaintiffs claim the prices of prescription drugs they purchase in interstate commerce are artificially high because of alleged illegal activities of the defendant pharmaceutical manufacturers and wholesalers. The plaintiffs seek monetary damages, injunctive relief and punitive damages under the Alabama antitrust act. The Company has denied the allegations of the complaint. An appeal is pending in the Alabama Supreme Court on the question of whether the state antitrust act applies to the transactions which are the subject of the lawsuit.

         On June 16, 1998, a suit was filed in the Circuit Court for Cocke County, Tennessee purportedly on behalf of consumers of prescription drugs in the following states: Tennessee, Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia and Wisconsin. Graves et al. v. Abbott Laboratories et al., Civil Action No. 25,109-II. The complaint charges pharmaceutical manufacturers and wholesalers, including the Company, with engaging in a price-fixing conspiracy in violation of the Tennessee's Trade Practices Act and Consumer Protection Act, and the unfair or deceptive trade practices statutes of the other Class jurisdictions.

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


3. On October 7, 1996, the Company and its subsidiary, National Infusion Services (now known as Priority Healthcare Services Corporation) ("PHSC"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-81. Dr. Slama is a former director of the Company and formerly was Chief Executive Officer and President of PHSC. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with PHSC in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys' fees and costs. The Company and PHSC believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that PHSC had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and PHSC have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. Dr. Slama moved to dismiss portions of the counterclaim, which motion was denied by the court on July 14, 1997. The Company and PHSC thereafter filed an amended counterclaim adding additional claims against Dr. Slama. On March 12, 1998, Dr. Slama filed a motion for leave to amend his complaint to add Priority and William E. Bindley as defendants and to state additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. On April 10, 1998, the Company filed its objection to Dr.Slama's motion. In response, on May 1, 1998, Dr. Slama filed a second motion for leave to amend his complaint, which alleges essentially the same claim as contained in the first amended complaint. A hearing on Dr. Slama's motion has been scheduled by the Court. The Company has entered into an Indemnification and Hold Harmless Agreement with Priority, whereby the Company has agreed to indemnify and hold harmless Priority and its
         subsidiaries   from  and  against  any  and  all  claims,   losses,
         liabilities, costs, damages, charges and expenses (including without limitation legal and other professional fees) which they might incur or which may be charged against them in any way based upon, connected with or arising out of the lawsuit filed by Dr. Slama. The Company intends to vigorously oppose Dr. Slama's most recent motion to amend his complaint, and to vigorously defend the amended complaint in the event his motion is granted. Discovery is proceeding, and the matter is currently set for trial on March 9, 1999. The Company and PHSC are contesting Dr. Slama's complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

4. On June 3, 1998, a 4-for-3 stock split of the Company's Common Stock was effected in the form of a stock dividend to all shareholders of record at the close of business on May 21, 1998. Accordingly, all historical weighted average shares and per share amounts have been restated to reflect the stock split. Share amounts in the Consolidated Balance Sheets reflect the actual share amounts outstanding for each period presented.

5. The Company issued restricted stock grants to certain key executives on March 26, 1998. The grants were subject to shareholder approval which was received on May 21,1998. Pending the lapse of the forfeiture and transfer restrictions established by the Compensation and Stock Option Committee, the grantee generally will have all the rights of a shareholder, including the right to vote the shares and the right to receive all dividends thereon. Upon issuance of the stock grants, unearned compensation equivalent to the market value at the date of grant was recorded as unamortized value of restricted stock and is being charged to earnings over the period during which the restrictions lapse. During the second quarter of 1998, $811,000 of compensation expense related to these restricted stock grants was recorded.

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

          Net sales of $3,810 million for the first six-months of 1998 and $1,848 million for the second quarter of 1998 represented a 10.6% and 2.0% increase over the same periods of 1997, respectively. For the six-month period and the second quarter, TWD sales were approximately $150 million and $75 million, respectively. The loss of the Rite Aid business in May of 1998 contributed to an 11% and 25% decrease in brokerage type sales (brokerage sales) for the first six-months and second quarter of 1998, respectively. These sales generate very little gross margin; however they do support the Company's programs to attract more direct store delivery business from chain customers. From stock sales for the first six-months and second quarter increased 47.1% and 51.7%, over 1997, respectively. These sales include sales from the Company's inventory to chain customers and direct store delivery business. The Company continued its commitment to expand its presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. For the six-month period of 1998, direct store delivery sales increased 52.6% and represented 46.5% of total sales. For the second quarter of 1998 direct store delivery sales increased 54.9% and represented 50.0% of total sales. In both periods, the increase related to price increases was approximately equal to the increase in the Consumer Price Index. PHC sales for the six-month period increased 12% from $108.6 million in 1997 to $122.1 in 1998. PHC sales for the second quarter increased 13% from $56.5 million in 1997 to $63.9 in 1998. This growth was essentially generated internally and reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, inflationary price increases.

         Gross margin of $90.4 million and $47.2 million for the six-months and second quarter of 1998 represented increases of 35.2% and 39.0% over 1997, respectively. TWD gross margin represented approximately 30% of the increase in both periods while internal growth accounted for the remainder. The internal growth was the result of the overall increase in net sales, and increased sales to the higher margin alternate care/alternate site and direct store delivery markets. The significant increase in the higher margin from stock sales resulted in an increase in gross margin as a percent of net sales for the six-months from 1.94% in 1997 to 2.37% in 1998. For the second quarter, gross margin as a percent of net sales increased from 1.88% in 1997 to 2.56% in 1998. The pressure on sell side margins continued to be a significant factor in 1998 and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margins for PHC of $13.7 million and $6.9 million for the first six-months and second quarter of 1998 represented increases of 21% and 19% over the respective periods of 1997. The increase was attributable to the distribution business having more sales of higher gross margin items and increased sales in the higher margin pharmacy business.

         Other income increased as a result of finance charges on certain customers receivables and interest income related to PHC investing funds received from its October 1997 Initial Public Offering.

         Selling, general and administration ("SGA") expenses for the first six-months increased from $37.3 million in 1997 to $51.3 million in 1998. For the second quarter, SGA increased from $18.7 million in 1997 to $26.7 million in 1998. The first six-months and the second quarter of 1998 include incremental SGA of $2.9 million and $1.1 million related to TWD, respectively. The second quarter of 1998 also includes an $811,000 non-cash charge to compensation expense associated with restricted stock grants. The remainder resulted from normal inflationary increases and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care/alternate site business of PHC. The cost increases related to the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. However, total SGA expense as a percent of from stock sales for both the first six-months and the second quarter decreased from 2.9% in 1997 to 2.7% in 1998. Management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers as was the case with the Baltimore, Maryland and Tampa, Florida facilities during the second quarter 1998. In 1998, SGA includes non-recurring expenses of approximately $250,000 related to start up expenses of new distribution centers in Portland, Oregon and Woodland, California.

         Depreciation and amortization on new facilities, expansion and automation of existing facilities and investments in management information systems resulted in increases in depreciation and amortization expense. For the first six-months the expense increased from $3.7 million in 1997 to $4.0 million in 1998. The increase for the second quarter was from $1.9 million in 1997 to $2.1 million in 1998.

         Interest expense for the first six-months increased from $7.8 million in 1997 to $8.6 million in 1998. In 1997, average short-term borrowings outstanding were $123 million at an average short term interest rate of 6.4%, as compared to $212 million in 1998 at an average short-term interest rate of 6.4%. In the second quarter, interest expense increased from $4.3 million in 1997 to $4.6 million in 1998. Average short-term borrowings outstanding increased from $148 million to $235 million and the average short-term interest rate decreased from 6.5% to 6.4%. On August 27, 1997, the Company called for redemption all of its outstanding 6 1/2% Convertible Subordinated Debentures Due 2002.


         The provision for income taxes for the six-month period and second quarter of 1998 represented 39.75% of earnings before taxes for both periods. The provision for income taxes for the six-month period and second quarter of 1997 represented 40.70% of earnings before taxes for both periods.

         Rite Aid Corp. informed the Company that Rite Aid signed a supply agreement with McKesson Corp. that began in May 1998. In 1997, Rite Aid Corp. comprised 18% of the Company's sales. However, the Company does not believe the loss of this customer will negatively impact its results of operations. Sales to Rite Aid were predominantly to their warehouses. In 1997 the resources the Company expended on servicing Rite Aid's pharmaceutical warehouse programs were such that they generated an overall negative return. In addition, the Company was only servicing a portion of the Rite Aid California stores on a direct store basis. The logistical costs involved in servicing these stores were high, and thus, the contribution from the direct store delivery segment was not sufficient to produce an overall favorable return.

         On August 3, 1998, the Company announced that its Board of Directors had approved a pro-rata distribution to its shareholders of all of the Class A Common Stock of PHC. Such a distribution would separate the Company's wholesale drug business from the alternate site, alternate care drug wholesale and pharmacy business of PHC. Because the distribution is subject to the receipt of a tax opinion that it will qualify as a tax-free spin-off, obtaining certain regulatory approvals, finalization of distribution procedures with the Company's transfer agent, and the implementation of certain administrative requirements for PHC to operate as a stand-alone business, the Board did not establish a record date or distribution date. The Company anticipates, however, that the distribution could be effected as early as September 30, but in no event later than December 31, 1998, subject to continued favorable market conditions.

Liquidity-Capital Resources.

         For the six-month period ended June 30, 1998, the Company's operations consumed $110.9 million in cash. The use of funds resulted from an increase in inventories and a decrease in accounts payable. The increase in inventory resulted from the increase in DSD sales and new bulk inventory acquisition and purchasing management systems with certain customers. The reduction of accounts payable is attributable to the timing of payments of invoices and the reduction of brokerage type sales to Rite Aid. These uses of cash were offset by the decrease in accounts receivables resulting from the reduction of brokerage sales to Rite Aid. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

         Capital expenditures, predominantly for the purchase of the corporate offices and warehouse facilities, the expansion and automation of existing warehouses and the investment in additional management information systems were $18.1 million for the first six-months of 1998.

         On June 30, 1998, the Company negotiated an increase in its bank line of credit from $270 million to $325 million. The net increase in borrowings under the bank credit agreement was $105 million during the period. At June 30, 1998 the Company had borrowed $252 million under the bank credit agreement and had a remaining availability of $73 million.

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


Item 4.        Submission of matters to a Vote of Security Holders

             a) The  annual  meeting  of the  shareholders  of  Bindley  Western
                Industries, Inc. was held on May 21, 1998.

             b) The following directors were elected at the meeting:


                                                          Votes for        Votes against            Abstentions
                                                   -------------------------------------------------------------
                   William E. Bindley                    13,972,142                    3                435,045
                   Robert L. Koch, II                    13,972,145                    0                435,045
                   James K. Risk, III                    13,972,141                    4                435,045
                   K. Clay Smith                         13,972,145                    0                435,045
                   J. Timothy McGinley                   13,972,137                    8                435,045
                   Michael D. McCormick                  13,972,140                    5                435,045
                   William F. Bindley, II                13,972,136                    9                435,045
                   Thomas J. Salentine                   13,972,145                    0                435,045
                   Keith W. Burks                        13,972,142                    3                435,045
                   Seth B. Harris                        13,971,645                  500                435,045
                   Carolyn Y. Woo                        13,971,242                  903                435,045


            c) Other  matters  voted upon and the  results of the voting were as follows:

                      1) The shareholders voted 14,200,148
                         shares in the affirmative, 7,884 votes
                         in the negative and no abstentions to
                         appoint PricewaterhouseCoopers LLP as
                         auditors of the Corporation.

                      2)  The  shareholders   voted  8,754,617
                          shares  in  the  affirmative,  2,637,118
                          votes   in   the    negative,    105,780
                          abstentions    and   2,909,675    broker
                          non-votes   to  approve   the   proposed
                          amendments to the  Company's  1993 Stock
                          Option and Incentive Plan.

Item 6.     Exhibits and Reports on Form 8-K
(a)        Exhibits

           10-G    (ii) Revolving Credit Promissory Note between
                        Registrant (Maker) and Priority Healthcare
                        Corporation (Holder)
           27.1         Selected Financial Data Schedule
           27.2-        Restated Financial Data Schedules for Years
           27.9         ended December 31, 1995 and 1996
                        and Periods ended March 31, 1996 and 1997, June 30, 1996
                        and 1997, and September 30, 1996 and 1997

           27.10        Amended Financial Data Schedule for Period
                        Ended March 31, 1998

(b)        Reports on Form 8-K

                        None

                                                      SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 1998                                BINDLEY WESTERN INDUSTRIES, INC.



                                           BY  /s/ Thomas J. Salentine
                                                   Thomas J. Salentine
                                                   Executive Vice President
                                                   (Principal Financial Officer)