Form 10-Q
period 1998-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 1998-11-13
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1998

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

                                8909 Purdue Road
                           Indianapolis, Indiana 46268
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (317) 704-4000
                         (Registrant's telephone number,
                              including area code)


                     10333 North Meridian Street, Suite 300
                          Indiananpolis, Indiana 46290
              (Former name, former address and former fiscal year,
                          if changed since last report)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      x                 No _________



The number of shares of Common Stock outstanding as of September 30, 1998 was 22,088,417.


                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (000's omitted except share data)
                                   (unaudited)

                                                            Nine-month period ended              Three-month period ended
                                                                  September 30,                        September 30,
                                                  --------------------------------------------------------------------------
                                                             1998               1997              1998               1997
                                                  --------------------------------------------------------------------------

Revenues:
  Net sales from stock                                  $ 3,002,049        $ 1,967,973       $ 1,128,328          $ 694,472
  Net brokerage sales                                     2,620,980          3,290,186           684,882          1,117,996
                                                  --------------------------------------------------------------------------
  Total net sales                                         5,623,029          5,258,159         1,813,210          1,812,468
  Other income                                                1,471              1,095               484                470
                                                  --------------------------------------------------------------------------
                                                          5,624,500          5,259,254         1,813,694          1,812,938
                                                  --------------------------------------------------------------------------
Cost and expenses:
  Cost of products sold                                   5,484,442          5,155,554         1,764,988          1,776,691
  Selling, general and administrative                        77,104             57,818            26,629             20,527
  Depreciation and amortization                               6,137              5,595             2,115              1,872
  Interest                                                   13,833             12,296             5,242              4,534
  Noncash compensation charge                                 1,588                                  776
                                                  --------------------------------------------------------------------------
                                                          5,583,104          5,231,263         1,799,750          1,803,624
                                                  --------------------------------------------------------------------------

Earnings before income taxes                                 41,396             27,991            13,944              9,314
                                                  --------------------------------------------------------------------------

Provision for income taxes                                   16,455             11,393             5,543              3,791
Minority interest in net income of
 consolidated subsidiary                                      1,287                                  493
                                                  ==========================================================================
Net earnings                                               $ 23,654           $ 16,598           $ 7,908            $ 5,523
                                                  ==========================================================================



Earnings per share:
  Basic                                                      $ 1.10             $ 1.04            $ 0.37             $ 0.33
  Diluted                                                    $ 1.06             $ 0.86            $ 0.35             $ 0.28

Average shares outstanding:
  Basic                                                  21,410,622         15,971,817        21,598,538         16,829,642
  Diluted                                                22,300,161         21,491,897        22,881,133         21,729,503

               (See accompanying notes to consolidated financial statements)



                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)
                                   (unaudited)

                                                                                 September 30,         December 31,
                                                                                          1998                 1997
                                                                          ------------------------------------------
Assets
Current assets:
 Cash                                                                                 $ 29,525             $ 42,895
 Accounts receivable, less allowance for doubtful
  accounts of $4,086 for 1998 and $4,756 for 1997                                      520,882              606,265
 Finished goods inventory                                                              641,940              520,769
 Deferred income taxes                                                                  11,507                9,707
 Other current assets                                                                    7,460                5,389
                                                                          ------------------------------------------
                                                                                     1,211,314            1,185,025
                                                                          ------------------------------------------
                                                                          ------------------------------------------
Other assets                                                                                47                   76
                                                                          ------------------------------------------
                                                                          ------------------------------------------
Related party receivable                                                                 3,389                3,228
                                                                          ------------------------------------------
Fixed assets, at cost                                                                  113,604               89,704
 Less: accumulated depreciation                                                        (26,204)             (22,076)
                                                                          ------------------------------------------
                                                                                        87,400               67,628
                                                                          ------------------------------------------
                                                                          ------------------------------------------
Intangibles                                                                             33,667               35,050
                                                                          ------------------------------------------
                                                                          ==========================================
  Total assets                                                                     $ 1,335,817          $ 1,291,007
                                                                          ==========================================

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                                               $ 310,000            $ 147,000
 Accounts payable                                                                      572,205              734,346
 Other current liabilities                                                              29,222               16,570
                                                                          ------------------------------------------
                                                                                       911,427              897,916
                                                                          ------------------------------------------
                                                                          ------------------------------------------
Long-term debt                                                                          31,865               32,142
                                                                          ------------------------------------------
                                                                          ------------------------------------------
Deferred income taxes                                                                    4,343                4,343
                                                                          ------------------------------------------
                                                                          ------------------------------------------
Minority interest                                                                       12,297               11,010
                                                                          ------------------------------------------

Shareholders' equity:
Common stock, $.01 par value authorized 40,000,000 shares;
 issued 22,613,823 and 16,135,319 shares, respectively                                   3,830                3,359
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                                             217,346              198,764
Retained earnings                                                                      169,864              147,400
Unamortized value of restricted shares                                                 (10,749)
                                                                          ------------------------------------------
                                                                                       380,291              349,523
Less:  shares in treasury-at cost
 525,406 and 380,942, respectively                                                      (4,406)              (3,927)
                                                                          ------------------------------------------
  Total shareholders' equity                                                           375,885              345,596
                                                                          ------------------------------------------

                                                                          ==========================================
  Total liabilities and shareholders' equity                                       $ 1,335,817          $ 1,291,007
                                                                          ==========================================

              (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)

                                                                                             Nine-month period ended
                                                                                                  September 30,
                                                                        ---------------------------------------------------
                                                                                         1998                         1997
                                                                        ---------------------------------------------------
Cash flow from operating activities:
  Net income                                                                         $ 23,654                     $ 16,598
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                                       6,137                        5,595
    Deferred income taxes                                                              (1,800)                      (1,800)
    Minority interest                                                                   1,287
    Amortization of restricted shares                                                   1,589
    Gain on sale of fixed assets                                                          (54)                         (76)

Change in assets and liabilities:
  Accounts receivable                                                                  85,382                     (129,338)
  Finished goods inventory                                                           (121,171)                      60,129
  Accounts payable                                                                   (162,142)                     (78,978)
  Other current assets and liabilities                                                 10,582                       (1,453)
                                                                        ---------------------------------------------------
    Net cash used by operating activities                                            (156,536)                    (129,323)
                                                                        ---------------------------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                           (24,532)                     (15,521)
  Proceeds from sale of fixed assets                                                       89                        2,044
  Related party note receivable                                                          (161)
  Acquisition of business                                                                   -                      (27,636)
                                                                        ---------------------------------------------------
    Net cash used by investing activities                                             (24,604)                     (41,113)
                                                                        ---------------------------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                                           6,716                       10,070
  Reduction in long term debt                                                            (277)                        (239)
  Proceeds under line of credit agreement                                           1,316,500                    1,081,000
  Payments under line of credit agreement                                          (1,153,500)                    (967,000)
  Purchase of shares for treasury                                                        (479)                        (777)
  Dividends                                                                            (1,190)                        (772)

                                                                        ---------------------------------------------------
    Net cash provided by financing activities                                         167,770                      122,283
                                                                        ---------------------------------------------------

Net increase (decrease) in cash                                                       (13,370)                     (48,153)
Cash at beginning of period                                                            42,895                       63,658
                                                                        ===================================================
Cash at end of period                                                                $ 29,525                     $ 15,505
                                                                        ===================================================

               (See accompanying notes to consolidated financial statements)





                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and nine month periods ended September 30, 1998 and 1997 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. The Company is a defendant in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993 which names the Company, other pharmaceutical wholesalers and pharmaceutical manufacturers as defendants, In re Brand Name Prescription Drugs Litigation, MDL 997. Plaintiffs allege that pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs seek injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. The Company has denied the complaint allegations.

     Several  of  the   manufacturer   defendants and the class  plaintiffs have
     reached settlement agreements. The trial against the remaining defendants, including the Company, began on September 14, 1998.

     At this time, the Company is a defendant in 115 additional cases brought by plaintiffs who "opted out" of the federal class action described above. One hundred eleven of these complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The four remaining complaints add allegations that the defendants' conduct violated state law. The Company has denied the allegations in all of these complaints.

     On November 20, 1997, two additional complaints were filed in the MDL 997 proceeding by Eckerd Corporation and American Drug Stores naming certain pharmaceutical manufacturers and wholesalers, including the Company, as defendants. These complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The Company has denied the allegations in these complaints.

     On July 1, 1996, the Company and several other wholesalers were joined as the defendants in a seventh amended and restated complaint filed in the Circuit Court of Greene County, Alabama, Durrett v. The Upjohn Company, Civil Action No. 94-029. The case was first filed in 1994. The plaintiffs in this case claim the prices of prescription drugs they purchase in interstate commerce are artificially high because of alleged illegal activities of the defendant pharmaceutical manufacturers and wholesalers. The plaintiffs seek monetary damages, injunctive relief and punitive
     damages under  the Alabama  antitrust act.   The Company  has denied the
     allegations of the complaint.

     On June 16, 1998, a suit was filed in the Circuit Court for Cocke County, Tennessee purportedly on behalf of consumers of prescription drugs in the following states: Tennessee, Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia and Wisconsin. Graves et al. v. Abbott Laboratories et al., Civil Action No. 25,109-II. The complaint charges that pharmaceutical manufacturers and wholesalers, including the Company, engaged in a price-fixing conspiracy in violation of the Tennessee's Trade Practices Act and Consumer Protection Act, and the unfair or deceptive trade practices statutes of the other jurisdictions named therein.

     The Company is defending all of these cases vigorously.

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

    The Company is unable to form a reasonably reliable conclusion regarding the likelihood of a favorable or unfavorable outcome of these cases. The Company believes the allegations of liability are without merit and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition or liquidity. Adverse decisions, although not anticipated, could have an adverse material effect on the Company's results of operations.

3. On October 7, 1996, the Company and its subsidiary, National Infusion Services (now known as Priority Healthcare Services Corporation) ("PHSC"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana which is now pending in that Court as Cause No. 29D03-9702-CP-81. Dr. Slama is a former director of the Company and formerly was Chief Executive Officer and President of PHSC. The complaint alleges breach of contract and defamation arising from the termination of Dr. Slama's employment with PHSC in October 1996, and seeks damages in excess of $3.4 million, punitive damages, attorneys' fees and costs. The Company and PHSC believe Dr. Slama terminated his employment without "cause" (as defined in his employment agreement), and alternatively, that PHSC had grounds to terminate Dr. Slama for "cause" under his employment agreement. The Company and PHSC have answered the complaint, denying the merits of Dr. Slama's claims, and have also filed a counterclaim against Dr. Slama seeking, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. Dr. Slama moved to dismiss portions of the counterclaim, which motion was denied by the court on July 14, 1997. The Company and PHSC thereafter filed an amended counterclaim adding additional claims against Dr. Slama. On March 12, 1998, Dr. Slama filed a motion for leave to amend his complaint to add Priority Healthcare Corporation ("Priority") and William E. Bindley as defendants and to state additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. On April 10, 1998, the Company filed its objection to Dr. Slama's motion. In response, on May 1, 1998, Dr. Slama filed a second motion for leave to amend his complaint, which alleges essentially the same claim as contained in the first amended complaint. On October 5, 1998, the Court granted Dr. Slama's motion, in part, and on October 26, 1998, Dr. Slama filed a Second Amended Complaint adding Priority and William E. Bindley as defendants and stating additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. The Company has entered into an Indemnification and Hold Harmless Agreement with Priority, whereby the Company has agreed to indemnify and hold harmless Priority and its subsidiaries from and against any and all claims, losses, liabilities, costs, damages, charges and expenses (including without limitation legal and other professional fees) which they might incur or which may be charged against them in any way based upon, connected with or arising out of the lawsuit filed by Dr. Slama. Discovery is proceeding, and the matter is currently set for trial on March 9, 1999. The Company, Priority, Mr. Bindley and PHSC are contesting Dr. Slama's amended complaint and pursuing their counterclaim vigorously. Although the outcome of any litigation is uncertain, the Company believes after consultation with its counsel that the attendant liability of the Company, if any, should not have a material adverse effect on the Company's financial condition or liquidity. An adverse decision, although not anticipated, could have a material effect on the Company's results of operations.

4. On June 3, 1998, a 4-for-3 stock split of the Company's Common Stock was effected in the form of a stock dividend to shareholders of record at the close of business on May 21, 1998. Accordingly, all historical weighted average shares and per share amounts have been restated to reflect the stock split. Share amounts in the Consolidated Balance Sheets reflect the actual share amounts outstanding for each period presented.

5. The Company issued restricted stock grants to certain key executives on March 26, 1998. The grants were subject to shareholder approval which was received on May 21, 1998. Pending the lapse of the forfeiture and transfer restrictions established by the Compensation and Stock Option Committee, the grantee generally will have all the rights of a shareholder, including the right to vote the shares and the right to receive all dividends thereon. Upon issuance of the stock grants, unearned compensation equivalent to the market value at the date of grant was recorded as unamortized value of restricted stock and is being charged to earnings over the period during which the restrictions lapse. Compensation expense related to these restricted stock grants of $1.6 million and $780,000 was recorded in the first nine-months and third quarter of 1998, respectively.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Results of Operations.

         Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company, Inc. ("TWD"). TWD is a full-line, full-service wholesale drug company. Effective August 6, 1997, Priority
Healthcare Corporation ("PHC"), a subsidiary of the Company, acquired substantially all of the operating assets and assumed most of the liabilities of Grove Way Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, California. The financial statements include the results of operations from the respective effective dates of acquisition.

         Net sales of $5,623 million for the first nine-months of 1998 represented a 6.9% increase over the same period of 1997. The net sales of $1,813 million for the third quarter of 1998 remained flat when compared with the third quarter of 1997. The loss of the Rite Aid business in May of 1998 resulted in a 20% and 39% decrease in brokerage type sales for the first nine-months and third quarter of 1998, respectively. These sales generate very little gross margin, however they do support the Company's programs to attract more direct store delivery business from chain customers. From stock sales for the first nine-months of 1998 increased by 52.6% over the same period in 1997. Internal growth accounting for 83.1% of this increase. For the third quarter of 1998, from stock sales increased by 62.5% over 1997 and internal growth accounted for 93.1% of the increase. The remainder of the growth in both the nine-month period and the third quarter is attributed to the acquisition of TWD. From stock sales include sales from the Company's inventory to chain customers and direct store delivery business. The Company continued its commitment to expand its presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. For the nine-month period of 1998, direct store delivery sales increased 52.1% and represented 49.6% of total sales. For the third quarter of 1998 direct store delivery sales increased 51.5% and represented 56.3% of total sales. In both periods, the increase related to price increases was approximately equal to the increase in the Consumer Price Index. PHC sales for the nine-month period increased 14% from $169.3 million in 1997 to $193.8 in 1998. PHC sales for the third quarter increased 18% from $60.7 million in 1997 to $71.7 million in 1998. This growth was essentially generated internally and reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, inflationary price increases.

         Gross margin of $138.6 million and $48.2 million for the nine-months and third quarter of 1998 represented increases of 35.1% and 34.8% over 1997, respectively. Internal growth was the primary reason for the increase in gross margins with the remainder attributed to TWD. The internal growth was the result of the overall increase in net sales, and increased sales to the higher margin alternate care/alternate site and direct store delivery markets. The significant increase in the higher margin from stock sales resulted in an increase in gross margin as a percent of net sales for the nine-months from 1.95% in 1997 to 2.46% in 1998. For the third quarter, gross margin as a percent of net sales increased from 1.97% in 1997 to 2.66% in 1998. The pressure on sell side margins continued to be a significant factor in 1998 and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margins for PHC of $21.8 million and $8.1 million for the first nine-months and third quarter of 1998 represented increases of 26% and 37% over the respective periods of 1997. The increase was attributable to the distribution business having more sales of higher gross margin items and increased sales in the higher margin pharmacy business.

         Other income increased as a result of finance charges on certain customers receivables and interest income related to PHC investing funds received from its October 1997 Initial Public Offering.

         Selling, general and administration ("SGA") expenses for the first nine-months increased from $57.8 million in 1997 to $77.1 million in 1998. For the third quarter, SGA increased from $20.5 million in 1997 to $26.6 million in 1998. The first nine-months of 1998 includes approximately $2.4 million of incremental SGA related to TWD. The remainder resulted from normal inflationary increases and costs to support the growing direct store delivery program of Bindley Western Drug Company and the alternate care/alternate site business of PHC. The cost increases related to the direct store delivery and the alternate care/alternate site programs include, among others, delivery expenses, warehouse expense and labor costs, which are variable with the level of sales volume. However, total SGA expense as a percent of from stock sales for the first nine-months decreased from 2.9% in 1997 to 2.6% in 1998. For the third quarter, it decreased from 3.0% in 1997 to 2.4% in 1998. Management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. In 1998, SGA includes non-recurring expenses of approximately $250,000 related to start up expenses of new distribution centers in Portland, Oregon and Woodland, California.

         Depreciation and amortization on new facilities, expansion and automation of existing facilities and investments in management information systems resulted in increases in depreciation and amortization expense. For the first nine-months the expense increased from $5.6 million in 1997 to $6.1 million in 1998. The increase for the third quarter was from $1.9 million in 1997 to $2.1 million in 1998.

         Interest expense for the first nine-months increased from $12.3 million in 1997 to $13.8 million in 1998. In 1997, average short-term borrowings outstanding were $142 million at an average short term interest rate of 6.4%, as compared to $239 million in 1998 at an average short-term interest rate of 6.4%. In the third quarter, interest expense increased from $4.5 million in 1997 to $5.2 million in 1998. Average short-term borrowings outstanding increased from $181 million in the third quarter of 1997 to $291 million in the third quarter of 1998 and the average short-term interest rate remained constant at 6.4%. On August 27, 1997, the Company called for redemption all of its outstanding 6 1/2% Convertible Subordinated Debentures Due 2002.

          The first nine-months and the third quarter of 1998 also includes a non-cash charge to compensation expense associated with restricted stock grants of approximately $1.6 million and $780,000, respectively.

         The provision for income taxes for the nine-month period and third quarter of 1998 represented 39.75% of earnings before taxes for both periods. The provision for income taxes for the nine-month period and third quarter of 1997 represented 40.70% of earnings before taxes for both periods.

         Rite Aid informed the Company that Rite Aid signed a supply agreement with McKesson that began in May 1998. In 1997, Rite Aid comprised 18% of the Company's sales. However, the Company does not believe the loss of this customer will negatively impact its results of operations. Sales to Rite Aid were predominantly to their warehouses. In 1997, the resources the Company expended on servicing Rite Aid's pharmaceutical warehouse programs were such that they generated an overall negative return. In addition, the Company only serviced a portion of the Rite Aid California stores on a direct store basis. The logistical costs involved in servicing these stores were high, and thus, the contribution from the direct store delivery segment was not sufficient to produce an overall favorable return.

         On October 27, 1998, the Company announced that the Board of Directors established December 15 and 31, 1998 as the respective record and distribution dates for the previously announced spin-off of its approximately 82% owned subsidiary, PHC. The spin-off will result in the pro rata distribution of the 10,214,286 PHC Class A Common Shares currently owned by the Company to the Company's common shareholders. It is estimated that The Company's shareholders will receive approximately 0.46 shares of PHC Class A Common Stock for each share of the Company's Common Stock owned as of the record date. The actual ratio will be calculated by dividing 10,214,286 by the number of shares of the Company's Common Stock outstanding as of December 15, 1998. The spin-off is subject to finalizing certain regulatory approvals and continued favorable market conditions.

Liquidity-Capital Resources.

         For the nine-month period ended September 30, 1998, the Company's operations consumed $156.5 million in cash. The use of funds resulted from an increase in inventories and a decrease in accounts payable. The increase in inventory resulted from the increase in direct store delivery sales and new bulk inventory acquisition and purchasing management programs with certain customers. The reduction of accounts payable is attributable to the timing of payments of invoices and the reduction of brokerage type sales to Rite Aid. These uses of cash were offset by the decrease in accounts receivables resulting from the reduction of brokerage sales to Rite Aid. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct-store delivery and alternate care business will continue to require both net working capital and cash.

         Capital expenditures, predominantly for the purchase of the corporate offices and warehouse facilities, the expansion and automation of existing warehouses and the investment in additional management information systems were $24.5 million for the first nine-months of 1998.

         On June 30, 1998, the Company negotiated an increase in its bank line of credit from $270 million to $325 million. The net increase in borrowings under the bank credit agreement was $105 million during the nine-month period. At September 30, 1998 the Company had borrowed $310 million under the bank credit agreement and had a remaining availability of $15 million. On November 3, 1998, the Company negotiated a further increase in its bank line of credit to $350 million.

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

Year 2000.

         The Year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. The Company and other companies in the same business are vulnerable to the dependence on distribution and communications systems.

         Our Daily Sales System, which controls ordering, pricing, inventory control, and shipping for the Company and which accounts for 70% of our total investment in software, was initially designed and programmed to comply with the Y2K challenge. The Company's remaining systems will be fully Year 2000 compliant by the end of the first quarter of 1999. Furthermore, all software purchases within the past three years have been guaranteed to be compliant by the vendor. The Company has upgraded and replaced its hardware and network systems for reasons other then Y2K compliance, however, and such new hardware and network systems will be fully tested during the first quarter of 1999 to ensure that they are also Year 2000 compliant. Management estimates that the total cumulative costs relating to its efforts to make its systems compliant for the Year 2000 will be $350,000, of which approximately $150,000 had been incurred as of September 30, 1998.

         Management believes that the expenditures required to bring the Company's systems into compliance will not have a materially adverse effect on the Company's performance. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

         Moreover, to operate its business, the Company relies on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid Year 2000-related disruptions. The company is in the process of contacting its third party service providers about their Year 2000 readiness, but the Company has not yet received any assurances from any such third parties about their Year 2000 compliance. If the Company's key third party service providers do not adequately address their Year 2000 issues, the Company's business may be materially affected, which could result in a materially adverse effect on the Company's results of operations and financial condition.

         The Company has not to date developed any contingency plans, as such plans will depend on the responses from its third party service providers, in the event the Company or any key third party providers should fail to become Year 2000 compliant.

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

Item 3.      Qualitative and Quantitative Disclosures About Market Risk

Not applicable,

                                             PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings

The information set forth in Notes 2 and 3 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.


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


November 13, 1998                         BINDLEY WESTERN INDUSTRIES, INC.


                                            BY /s/ Thomas J. Salentine
                                                   Thomas J. Salentine
                                                   Executive Vice President
                                                  (Principal Financial Officer)