Form 10-K
period 1998-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 1999-03-30
CIK 722808

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM           TO
                                           ---------    ---------

                         COMMISSION FILE NUMBER: 0-11355

                        BINDLEY WESTERN INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                 INDIANA                                 84-0601662
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  8909 Purdue Road, Indianapolis, Indiana                  46268
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (317) 704-4000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  $480,838,913

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock on March 19, 1999 (assuming solely for the purposes of this calculation that all Directors and Officers of the Registrant are "affiliates")

                                   22,658,577

        Number of shares of Common Stock outstanding as of March 19, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this annual report on Form 10-K:

IDENTITY OF DOCUMENT                           PARTS OF FORM 10-K INTO WHICH
                                               DOCUMENT IS INCORPORATED

                                                        PART III
Proxy Statement to be filed for the
1999Annual Meeting of Common
Shareholders of Registrant

                        BINDLEY WESTERN INDUSTRIES, INC.
                              Indianapolis, Indiana

               Annual Report to Securities and Exchange Commission
                                December 31, 1998


                                     Part I

Item 1. BUSINESS.

General

Bindley Western Industries, Inc., an Indiana corporation, together with its subsidiaries ("BWI" or the "Company"), is the country's fifth largest (in terms of annual sales) wholesale distributor of pharmaceuticals and related health care products. The Company has two reportable segments, BWI and Priority Healthcare Corporation ("Priority"), which conduct substantially all of their business within the United States. These segments have separate management teams and infrastructures to facilitate their specific customer needs and marketing strategies. See Note 3 - Operating Segments in the Company's consolidated financial statements.

The BWI segment product lines include ethical pharmaceuticals (prescription drugs), dialysis supplies, health and beauty care products and home health care merchandise. The segment's wholesale drug customer base includes chain drug companies which operate their own warehouses, individual drug stores, both chain and independent supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. During 1998, the BWI segment serviced customers in approximately 37 states plus Puerto Rico from its 14 distribution centers located in 13 states. By using the Company as a primary source of pharmaceuticals, these customers can centralize purchasing functions, exercise better inventory control, maintain better security and reduce handling costs.

The Company has historically specialized in the distribution of ethical pharmaceuticals to chain drug companies which maintain their own warehouses. During 1998, the BWI segment serviced four of the top 10 chain drug companies, based on sales and number of stores, in the United States. The Company believes that its technological innovation and emphasis on customer service has enabled it to better serve these customers.

Since 1987, the BWI segment has focused its marketing efforts on direct store delivery customers and has increased sales to these customers from $171 million in 1987 to $3,878 million in 1998. To further this growth and strengthen the Company's position in the northeastern and southeastern United States, the BWI segment purchased J.E. Goold in 1992, Kendall Drug in 1994 and Tennessee Wholesale Drug in 1997.

Priority was formed by BWI on June 23, 1994 as a wholly owned subsidiary to focus on the distribution of products and provision of services to the alternate site component of the healthcare industry. Priority conducts the business activities of alternate site healthcare companies acquired by BWI or Priority in five transactions since February 1993. These companies makeup the Priority segment of the Company. The principal executive offices of Priority, an Indiana corporation, are located at 285 West Central Parkway, Altamonte Springs, Florida 32714 and its telephone number at that address is (407) 869-7001.

On October 29, 1997, Priority consummated an initial public offering of 2,300,000 shares of its Class B Common Stock. On December 31, 1998, BWI distributed to the holders of BWI Common Stock all of the 10,214,286 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI Common Stock outstanding on the record date, December 15, 1998. The two classes of Priority Common Stock entitle holders to the same rights and privileges, except that holders of shares of Priority Class A Common Stock are entitled to three votes per share on all matters submitted to a vote of holders of Priority Common Stock and holders of shares of Priority Class B Common Stock are entitled to one vote per share on such matters. As a result of the distribution, Priority ceased to be a subsidiary of BWI. Priority is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission. Additional information about Priority is contained in Priority's Annual Report on Form 10-K for the year ended December 31, 1998, which has been filed with, and is available from, the Securities and Exchange Commission.

The Priority segment is a national distributor of specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. Through its Priority Healthcare Distribution division ("Priority Distribution"), the Priority segment sells over 3,500 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in the oncology and other physician specialty markets. Priority Distribution offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Grove City, Ohio and Tustin, California, Priority Distribution services over 2,000 customers in all 50 states and Puerto Rico, including approximately 600 office-based oncologists and 800 renal dialysis clinics.

Through its Priority Healthcare Pharmacy division ("Priority Pharmacy"), the Priority segment fills individual patient prescriptions for self-injectable biopharmaceuticals. These patient-specific prescriptions are filled in a licensed pharmacy in Altamonte Springs, Florida, and shipped directly to the patient overnight in specialized packages. Priority Pharmacy also provides disease treatment programs for hepatitis, melanoma, cancer, human growth deficiency and the complications of HIV.

The Company's sales of $7.6 billion for 1998 represented the 30th consecutive year of record sales, equating to a compound growth rate of approximately 20% since its inception in 1968. This growth is the result of market share gains in existing markets, expansion into new markets and overall growth in the health care delivery industry.

Suppliers

BWI

During each of the last five fiscal years, approximately 85% (based on sales volume) of the Company's sales were ethical pharmaceutical products. Of the thousands of ethical pharmaceutical products carried in inventory, a comparatively small number account for a disproportionately large share of the total dollar volume of products sold. The Company's five largest suppliers in 1998 were Astra Pharmaceutical, Bristol-Myers Squibb Company, Pfizer, Eli Lilly and Company and SmithKline Beecham. While none of these vendors account for over 10% of net sales, as a group, they are significant. The Company maintains many competing products in inventory and is not dependent upon any single supplier, although the loss of a major supplier could adversely affect the business of the Company if alternate sources of supply were unavailable. The Company's arrangements with its suppliers typically may be canceled by either party, without cause, on one month's notice, although many of these arrangements are not governed by formal agreements. The Company believes its relationships with its suppliers are generally good. See, also, Industry Overview --Manufacturers' Pricing and Distribution Policies in Part I, Item 1.

Priority

In 1996, 1997 and 1998, Priority's single largest supplier, Amgen, Inc. ("Amgen"), accounted for approximately 42%, 40% and 32%, respectively, of Priority's revenues. During 1998, approximately 27% of Priority's revenues were attributable to sales of erythropoietin ("EPO") to the renal care market. EPO is available only from Amgen. Priority continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

Customers and Markets

BWI

The Company differentiates sales as either brokerage type sales ("brokerage sales") or sales from the Company's inventory ("from stock sales"). Brokerage sales are made to the chain warehouse market, whereas from stock sales are made to both the chain warehouse and direct store delivery markets. See Item 6 - Selected Financial Data for revenues from stock sales and from brokerage sales.

          Direct Store Delivery Market.

BWI provides direct store delivery service to customers from its 16 distribution centers. Independent drug stores, non-warehouse chain drug stores, hospitals, clinics, HMOs, state and federal agencies and other health care providers comprise the primary types of customers. Purchases by these customers generally consist of less than full-case lots which are generated on a daily basis when a customer needs a particular item. While smaller in quantity, these sales typically generate higher margins than sales to warehouse customers. Shipments to direct store customers are delivered on a daily basis by the Company's vehicles or by a for-hire carrier.

While much less concentrated than chain warehouse sales, the direct store delivery business has experienced significant growth as the Company has successfully expanded its business scope. Since 1987, direct store sales have increased from $171 million to $3,878 million, demonstrating a compound annual growth rate of 33%. During 1998, direct store delivery sales were comprised of approximately 44% to chain drug stores, 17% to independent pharmacies and 39% to managed care institutions. Direct store delivery sales have increased from approximately 16% of net sales in 1987 to approximately 51% in 1998. During 1998, no single direct store delivery customer exceeded 10% of the Company's total net sales and the loss of any one of these customers should not have a material adverse effect on the Company's operations.

The Company's "Profit Partners" and the "1st Choice for Value" programs are competitive, PC-based, marketing support and merchandising programs which include a generic pharmaceutical source program, a home health care program, a private label over the counter program and the Rx Vector and Global Vector purchasing and inventory management systems. Designed to enhance the competitiveness of retail, small chain and managed care pharmacies, these programs reflect the Company's commitment to adding value to the services provided to its customers. The Company believes that it would not be feasible for these customers to independently develop and maintain these services on their own.

The Company believes that the opportunities for growth for this market of the business should continue through expansion into new geographical areas and increasing market share in existing markets. The Company is focused on the development of new services and programs through interaction and cooperation with both customers and suppliers, all of which are designed to enhance profitability, provide added value to the customer and strengthen the Company's role in the distribution channel. These programs include computerized ordering systems, inventory management programs, generic pharmaceutical source programs, repack programs, innovative advertising and marketing campaigns and merchandising programs, including private label product lines.

          Chain Warehouse Market.

Chain warehouse customers purchase in full-case lots for redistribution to individual retail outlets. Approximately 49% of the Company's 1998 net sales are attributable to chain drug warehouse customers. At December 31, 1998, the Company's largest chain drug customers and the approximate period of time they had done business with the Company were: Eckerd Corporation (26 years); Peyton (9 years); and CVS (29 years). The following chain drug warehouse customers each accounted for over 10% of the Company's net sales during the years shown: Eckerd Corporation (18%) and CVS (17%) in 1998; CVS (22%), Rite Aid Corporation (18%) and Eckerd Corporation (16%) in 1997; and Eckerd Corporation (17%), Rite Aid Corporation (14%) and Revco D.S., Inc. (12%) in 1996. Net sales to these customers aggregated 35%, 56% and 43% of net sales for the past three years, respectively.

By using the Company as a primary source of pharmaceuticals, the Company believes that a chain drug customer can centralize purchasing functions, exercise better inventory control, maintain better security and reduce handling costs. Inventory control and security are particularly important to these customers because of the relatively high dollar value of pharmaceuticals in relation to their physical size. In addition, the Company has developed systems and procedures which the Company believes facilitate customer compliance with the recordkeeping and physical security requirements of the Controlled Substances Act of 1970 and the Prescription Drug Marketing Act of 1987. Additionally, the Company also offers these customers software to permit direct communication with the ordering computers, thus avoiding the need to change the customers' existing software.

The Company, from time to time, has entered into written understandings with certain of its major chain warehouse customers setting forth various terms and conditions of sale. The Company generally, however, does not have any long-term contracts with its major customers and all relationships with such customers are terminable at will by either party. The loss of any one of the Company's chain warehouse customers could have a material adverse effect on the Company's operations. Although the Company believes that the effect could be minimized through increasing sales to existing customers, securing additional customers within current distribution areas and by expanding into new markets, there can be no assurance thereof. During the second quarter of 1998, Rite Aid informed the Company that Rite Aid signed a supply agreement with another wholesaler that began in May 1998. In 1997, Rite Aid comprised 18% of the Company's sales. Sales to Rite Aid were predominantly to their warehouses. The loss of this customer did not have a material adverse impact on the Company's results of operations. See, also, Note 14 - Major Customers in the Company's financial statements.

Priority

Priority Distribution serves over 2,000 customers located in all 50 states and Puerto Rico, including approximately 600 office-based oncologists and 800 renal dialysis clinics.

During 1998, Priority's largest 20 customers accounted for approximately 38% of Priority's revenues and one customer, Everest Healthcare Services Corporation, accounted for approximately 12% of Priority's revenues. Significant declines in the level of purchases by one or more of Priority's largest customers could have a material adverse effect on Priority's business and results of operations. As is customary in its industry, Priority generally does not have long-term contracts with its customers. Management of Priority believes that the retention rate for Priority's customers is very favorable. Although Priority has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on Priority.

Priority sells the majority of its products and services into three large and growing markets--oncology, gastroenterology and chronic renal dialysis. Priority also operates in certain components of the vaccine market. The common characteristics of these markets is that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

The alternate site supply market is fragmented with many public and private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically renal dialysis clinics and office-based physicians. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. During the 1990s, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as interferon, ribavirin-Intron A combination therapy ("Rebetron"), erythropoientin ("EPO") and certain cancer drugs.

The service needs of office-based physicians and clinics differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include providing necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payers, and monitoring new clinical developments. Management of Priority believes that the shift from hospital-based to office-based or home-based care delivery has created a significant opportunity, particularly in the oncology, gastroenterology, renal dialysis, vaccine and homecare markets.

Internal Systems Development and Year 2000 Project

The Company has developed and continues to improve its specialized internal operating and management systems. Inventories and accounts receivable are controlled through the use of company developed data processing and management information systems. These assets are monitored by distribution center management using on-site data processing equipment. At present, many operational functions, including accounting, cash management, accounts receivable and inventory control are conducted through data processing operations at the Indianapolis, Indiana, and Portland, Maine facilities. Data is transmitted to and from on-site data processing equipment at the distribution centers.

The year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or in the worst cases, the inability of the systems to continue to function altogether. The Company and other companies in the same business are vulnerable to the dependence on distribution and communications systems.

The Company's Daily Sales System, which controls ordering, pricing, inventory control, and shipping for the Company and which accounts for 70% of the Company's total investment in software, was initially designed and programmed to comply with the Year 2000 challenge. The Company anticipates that its remaining systems will be fully Year 2000 compliant by the end of the second quarter of 1999. Furthermore, all software purchases within the past three years have been guaranteed to be compliant by the vendor. The Company has upgraded and replaced its hardware and network systems for reasons other than Year 2000 compliance, however, and such new hardware and network systems will be fully tested during 1999 to ensure that they are also Year 2000 compliant. Management estimates that the total cumulative costs relating to its efforts to make its systems compliant for the year 2000 will be approximately $1 million, of which approximately $340,000 had been incurred as of December 31, 1998.

Management believes that the expenditures required to bring the Company's systems into compliance will not have a materially adverse effect on the Company's performance. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainities that might affect future financial results.

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

The Company has not to date developed any contingency plans, as such plans will depend on the responses from its third party service providers, in the event the Company or any key third party providers should fail to become Year 2000 compliant. If required, critical functions could be handled on a manual basis until such time that the Year 2000 malfunction was identified and resolved.


Expansion/Acquisitions

BWI

The Company continues to seek opportunities to expand its operations geographically through the development of new distribution centers or the acquisition of existing wholesale drug distributors. Presented below is a brief discussion of acquisitions by the Company since 1992. All of the acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired companies have been included in the Company's financial statements from the effective date of acquisition. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis not exceeding 40 years. See, also, Note 15 - Statement of Cash Flows in the Company's financial statements.

J.E. Goold

On March 25, 1992, the Company effected a merger with J.E. Goold, a full-line, full-service distributor of pharmaceutical, health and beauty care and home health care products based in Portland, Maine.


Kendall Drug Company


Effective July 1, 1994, the Company acquired the net assets of Kendall Drug Company, a wholesale distributor of pharmaceutical products and health and beauty care products based in Shelby, North Carolina.

 Priority Healthcare Services Corporation

On February 7, 1996, the Company acquired all of the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. Through February 7, 1997, this business was operated as National Infusion Services, Inc., a physician managed provider of infusion services programs to patients in a variety of settings, including the home, extended care facilities and its outpatient center in Indianapolis, Indiana. On that date, the corporate name was changed to Priority

Healthcare Services Corporation. The Company expended approximately $9.0 million and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. See Note 6 - Intangibles and
Note 9 - Long Term Debt in the Company's consolidated financial statements.

Tennessee Wholesale Drug Company

Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company, Inc. ("TWD"), is a full-line, full-service wholesale drug company with a distribution facility in Nashville, Tennessee. The Company expended approximately $27 million which approximated the net book value of the assets and liabilities acquired. While the acquisition was not material to the Company as a whole, it provided further opportunities for the Company to expand its presence in the direct store delivery and managed care markets.

Priority

Effective as of February 28, 1993, the Company acquired substantially all of the assets of Charise Charles, Ltd., Inc. ("Charise Charles") a specialty wholesale distributor of oncology and renal care biopharmaceuticals located in Altamonte Springs, Florida. On October 6, 1993, the Company acquired substantially all of the assets of PRN Medical, Inc. ("PRN"), a specialty wholesale distributor of renal care supplies and dialysis equipment located in Orlando, Florida. In August 1994, PRN was combined with Charise Charles as part of the formation of Priority. On October 31, 1994, Priority acquired the stock of 3C Medical Inc. ("3C"), a specialty distributor of acute dialysis products located in Santa Ana, California. Effective January 1, 1995, Priority acquired all of the outstanding stock of the IV One Companies, three related companies located in Altamonte Springs, Florida that provided specialty pharmacy and other related healthcare services. On August 6, 1997, Priority acquired substantially all of the assets of Grove Way Pharmacy, a specialty distributor of vaccines located in Castro Valley, California. Priority expended approximately $250,000, which approximated the fair value of the assets acquired. Additionally, a three-year non-compete was obtained from the prior owner for $100,000 due in four equal installments in 1998.

Employees

As of February 28, 1999, BWI employed 1,254 persons, of which approximately 3% are covered by a single collective bargaining agreement. BWI believes that its relationships with its employees is good.

Competition

BWI

The markets in which BWI competes are highly competitive. Not only does BWI compete with national full-line, full-service wholesale drug distributors, some of which are larger and have substantially greater financial resources, but additional competition is provided by local and regional drug distributors, direct selling manufacturers and specialty distributors. While competition is primarily price oriented, it can also be affected by delivery requirements, credit terms, depth of product line and other customer service requirements. There can be no assurance that BWI will not encounter increased competition in the future that could adversely affect BWI's business. In recent years there has been a trend toward consolidation in the wholesale drug industry, as evidenced by the purchase of a number of distributors by national wholesalers. BWI estimates that there are currently around 40 full-line, full-service wholesale drug distributors in the United States.

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

Government Regulation

The Company and Priority are subject to regulation by federal, state and local government agencies. As a result, the Company is required to register for permits and/or licenses with, and comply with certain operating and security standards, of the United States Drug Enforcement Administration, the Food and Drug Administration (the "FDA"), and appropriate state agencies. Each of the Company's full-line, full-service distribution centers is licensed to distribute ethical pharmaceutical products and certain controlled substances in accordance with the requirements of the Prescription Drug Marketing Act of 1987 and the Controlled Substances Act of 1970. Similarly, the health care provider businesses of Priority are licensed by the appropriate state board of pharmacy, department of health, home health agency or related governmental agency. In addition, certain of Priority's customers are subject to significant federal and state regulations, including the so called fraud and abuse laws. The fraud and abuse laws impose criminal and civil sanctions on (a) persons who solicit, offer, receive or pay any remuneration in return for inducing the referral of a patient for treatment or the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or similar state programs and (b) physicians who make referrals for clinical laboratory or certain designated health services to entities with which the physician has a financial relationship. The fraud and abuse laws and regulations are broad in scope, are subject to frequent modification and varied interpretation and were expanded by the Health Insurance Portability and Accountability Act of 1996.

Failure to comply with these laws and regulations could subject the Company or Priority to significant civil sanctions, especially under the strict liability standards imposed by the Controlled Substances Act and the broad scope of coverage imposed by the fraud and abuse laws. The Company has hired a full-time Regulatory Compliance Manager, conducted compliance reviews at its locations by outside advisors and implemented a company wide ethics and corporate compliance program. As a result, the Company and Priority believe they comply in all material respects with applicable laws and regulations. Because the health care industry will continue to be subject to substantial regulations, however, neither the Company nor Priority can give assurance that their activities will not be reviewed or challenged by regulatory agencies in the future.

Industry Overview

The wholesale drug industry in the United States continues to experience significant growth. As reported by the National Wholesale Druggists' Association, industry sales have grown from $30 billion in 1990 to approximately $83.0 billion in 1998, a compound annual growth rate of 14%. Today, industry analysts estimate approximately 80% of pharmaceutical sales are distributed through wholesalers compared to less than 47% in 1970. Order processing, inventory management and product delivery by wholesale distributors allow manufacturers to better allocate their resources to research and development, manufacturing and marketing their products. Customers benefit from wholesale distribution by having access to a single supply source for a full line of pharmaceutical and health care products from hundreds of individual manufacturers. Further, inventory costs are lower, delivery is more timely and efficient and purchasing and inventory information are improved. Customers additionally benefit from the range of value added programs developed by wholesale drug distributors that are targeted to their specific needs which, in turn, reduce their costs and increase their operating efficiencies.

The alternate care/alternate site industry is comprised of health care distributors and providers serving health care facilities outside the hospital environment, including physicians' offices, clinics and patients' homes. The shift from the hospital has occurred primarily as a result of cost containment pressures exerted by payers and the improvement in the treatment of various types of diseases in alternate care/alternate site facilities. These facilities administer pharmaceutical drugs and related medical supplies to patients who generally require dialysis therapy for treatment of kidney failure, chemotherapy for treatment of cancer or infusion therapy for treatment of a number of conditions, including infectious diseases such as HIV and hepatitis. The combined market for alternate care/alternate site distributors and providers serving dialysis, cancer and infusion therapy facilities is much smaller than the market being served by the wholesale drug industry. These three markets are expected to continue to grow, however, as more health care services are shifted from the hospital to the alternate care/alternate site facility. At the same time, the consolidation exhibited within each market the past few years is also expected to continue. See also, Competition and Customers and Markets in Part I,
Item 1.

The Company believes the pharmaceutical industry, including drug wholesalers and related health care distributors and providers, will continue to grow as a result of the following trends:

Aging Population.

The number of individuals over 65 in the United States is expected to grow 25% from approximately 28 million in 1985 to approximately 35 million by the year 2000. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total health care expenditures by the end of the decade.

Introduction of New Pharmaceuticals.

Traditional research and development as well as the advent of new research and production methods, such as biotechnology, continue to generate new compounds that are more effective in treating diseases. The Company believes that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to the continued growth of the industry. Drug therapy has had a beneficial impact on the overall increase in aggregate health care costs, by reducing expensive surgeries and prolonged hospital stays. Industry observers expect the overall sales of pharmaceuticals to continue averaging double-digit increases through the year 2000, as was the case from 1990 to 1998.

Managed Care.

To remain competitive, pharmaceutical manufacturers are required to sell their products to the managed care market, wherein employers negotiate discounts from health care providers by committing to long-term contracts involving thousands of patients. Health care costs are linked more tightly to the provision of managed health care services, especially with hospitals and doctors, than under traditional medical insurance plans. Managed care organizations generally provide full coverage for prescription drugs to lower health care costs by improving access to medical treatment rather than delaying treatment until more expensive services are required. The costs associated with the prescription drug benefit are monitored by the managed care organization primarily through the establishment of tightly controlled formularies of approved prescription drugs, including generic substitutes, and by drug utilization review procedures wherein physicians' prescribing practices and patients' usage are closely scrutinized. Even though there has been a recent trend to increase co-payments, implement tighter drug formularies and cap annual pharmaceutical costs per patient, analysts have determined that these efforts have done little thus far to decrease demand for pharmaceutical drugs as part of a general healthcare delivery strategy.

Increased Use of Generic Drugs.

The growth of managed care's influence on pharmacy along with the introduction of generic equivalent products for many top selling brand name drugs has caused the generic market to grow substantially. A number of branded drugs are expected to come off patent in the next three to five years, thus expanding the generic marketing opportunity. In the next five years, analysts estimate that the size of the market is expected to nearly double from $8.8 billion in 1998 to $16.6 billion in 2003.

Pharmaceutical Price Increases.

As a result of competitive market-driven cost containment measures implemented by both the private and public sectors during the past five years, pharmaceutical price increases are less than in prior years. Nevertheless, the Company believes that price increases by pharmaceutical manufacturers will continue to equal or exceed the overall Consumer Price Index which is due in large part to relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the research and development, clinical testing and FDA approval of new products.

Continued Industry Consolidation.

In response to cost containment pressure from private and governmental payers and the focus on health care reform in the United States during the 1990's, there has been significant consolidation within the industry during the past five years at the manufacturer, wholesaler and customer levels. Pharmaceutical manufacturers have consolidated to reduce operating expenses, gain access to new drugs in the pipeline and enhance marketing efforts in a managed care environment. Likewise, chain drug stores are continuing to purchase independent drug stores and, in some cases, other drug chains as demonstrated by consolidations during the past few years involving Revco, Eckerd, Thrifty Payless, Thrift, Medicine Shoppe, Big B, American Stores and Arbor. Independent drug stores are also consolidating into regional and national affiliations. At the same time that sales through the wholesale drug industry have increased, the number of pharmaceutical wholesalers in the United States has decreased from 139 in 1980 to around 40 full-line, full-service at the end of 1998. During 1998, it is estimated that the five largest national wholesalers had a combined market share of 80% for the distribution of prescription drugs in the United States.

Manufacturers' Pricing and Distribution Policies.

Some manufacturers distribute their products solely through franchised wholesalers, while others also sell directly to retailers. Functional price discounts to wholesalers are offered by many manufacturers. A limited number of manufacturers have a one-price system of distribution and sell directly to wholesalers and retailers at the same price. The Company does not transact as much business with direct selling manufacturers that have adopted a one-price system. In recent years, certain manufacturers have adopted wholesaler only policies, while certain other manufacturers have adopted one-price systems for wholesalers and retailers. Although pharmaceutical manufacturers may adopt one-price systems in the future, or may be required to pursuant to federal or state legislation or through litigation, such developments have not had a material adverse effect on the Company's business in the past. See, also, Note 16 - Legal Proceedings in the Company's financial statements.

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

Item 2.       PROPERTIES.

The Company's BWI segment currently has 16 distribution centers located in 13 states. The Priority segment properties are not listed as a result of the spin-off of Priority.

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

These distribution centers are listed below:

                                             SQUARE               OWNED OR
LOCATION                                    FOOTAGE                LEASED
--------                                    -------                ------
Austell, Georgia                             56,160                Leased
Dallas, Texas                                44,000                 Owned
Grapevine, Texas                             70,000                Leased
Houston, Texas                               39,000                 Owned
Indianapolis, Indiana                        57,200                 Owned
Kansas City, Missouri                        45,696                Leased
Middletown, Pennsylvania                    120,000                 Owned
Milwaukee, Wisconsin                         40,040                Leased
Nashville, Tennessee                        112,000                 Owned
Orange, Connecticut                         185,000                 Owned
Orlando, Florida                             94,600                 Owned
Portland, Maine                              60,000                 Owned
Portland, Oregon                             46,000                Leased
San Dimas, California                        65,400                Leased
Shelby, North Carolina                      103,500                 Owned
Woodland, California                         47,000                Leased

In 1998, the Company (a) began operations from new distribution centers in Woodland, California and Grapevine, Texas; (b) closed the leased facilities in Baltimore, Maryland and Tampa, Florida; and (c) completed construction of a new 180,000 square foot office building in Indianapolis, Indiana. This building provides space for the accounting, human resources, information systems, purchasing and sales and marketing departments, along with the Company's executive offices and related staff. During 1999, and subject to favorable market conditions the Company (a) through its wholly-owned subsidiary, College Park Plaza Associates, Inc., intends to sell the corporate offices building to a third party and then lease back the top two floors of the five-story building;
(b) plans to sell its existing distribution center in Portland, Maine after moving into a new, owned 112,400 square feet distribution center in Westbrook, Maine; and (c) plans to begin operations at leased facilities in Kansas City, Missouri and Milwaukee, Wisconsin during the first half of the year. The Company also leases at a separate location 7,600 square feet of office and medical building space in Indianapolis, Indiana for its Priority Healthcare Services Corporation subsidiary, and 1,300 square feet of office space in Salem, New Hampshire for its BW Food Distributors, Inc. subsidiary. See, also, Note 13-Commitments in the Company's financial statements and Properties, contained in Part I, Item 2 of Priority's Annual Report on Form 10-K for the year ended December 31, 1998, which has been filed with, and is available from, the Securities and Exchange Commission.

Item 3.           LEGAL PROCEEDINGS.

The Company is subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is material to the Company's results of operations or financial condition. See, also, Note 16 - Legal Proceedings in the Company's financial statements.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 1998 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Executive Officers of the Company.

The following is a list of the Company's executive officers, the ages and the positions held by the named individuals. These positions may exclude other positions held with subsidiaries of the Company. These executive officers serve at the discretion of the Board. There is no family relationship between any of the executive officers of the Company.

               NAME                               AGE               POSITION
               ----                               ---               --------
              William E. Bindley                   58               Chairman of the Board, Chief
                                                                    Executive Officer, and President
              Keith W. Burks                       41               Executive Vice President
              Michael D. McCormick                 51               Executive Vice President,
                                                                    General Counsel, and Secretary
              Thomas J. Salentine                  59               Executive Vice President, Chief
                                                                    Financial Officer
              Gregory S. Beyerl                    41               Vice President and Controller
              Michael L. Shinn                     44               Treasurer

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

               (Pursuant to General Instruction (G)(3) of Form 10-K, the foregoing information pertaining to executive officers who are not standing for election as members of the Board of Directors is included as an un-numbered Item in Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.)

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock, $.01 par value, is traded on the New York Stock Exchange under the symbol "BDY". Prior to listing on the New York Stock Exchange, the common stock was quoted on the NASDAQ National Market System under the symbol "BIND". On June 3, 1998, a 4-for-3 stock split of the Company's Common Stock was effected in the form of a stock dividend to shareholders of record at the close of business on May 21, 1998. The following table, adjusted to reflect retroactively the June 3, 1998 stock split, reflects the range of the reported high and low prices for the Company's common stock as reported on the New York Stock Exchange for the years ended December 31, 1998 and December 31, 1997.

     1998                                        HIGH             LOW
January 1 - March 31                           $28.45           $20.25
April 1 - June 30                              $33.00           $25.50
July 1 - September 30                          $34.75           $25.94
October 1 - December 31                        $49.25           $25.06

     1997                                        HIGH             LOW
January 1 - March 31                           $14.54           $13.04
April 1 - June 30                              $17.21           $13.79
July 1 - September 30                          $21.29           $16.04
October 1 - December 31                        $24.33           $19.27

At March 19, 1999 there were outstanding 22,658,577 shares of the Company's common stock, which were held by approximately 1,082 holders of record.

The Company paid cash dividends on its common stock of 2 cents per share on eight different quarterly dates for the period beginning March 25, 1997 and ending March 23, 1999. The 2 cents per share dividend remained unchanged subsequent to the June 3, 1998 stock split. In addition, on December 31, 1998, BWI distributed to the holders of BWI common stock all of the 10,214,286 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI common stock outstanding on the record date, December 15, 1998. The two classes of Priority Common Stock entitle holders to the same rights and privileges, except that holders of shares of Priority Class A Common Stock are entitled to three votes per share on all matters submitted to a vote of holders of Priority Common Stock and holders of shares of Priority Class B Common Stock are entitled to one vote per share on such matters. As a result of the distribution, Priority ceased to be a subsidiary of BWI. Future dividends will be paid in accordance with declarations by the Board of Directors in its sole discretion. The Company's primary bank line of credit agreement requires the Company to maintain specified levels of working capital and net worth, which may limit the Company's ability to pay dividends in the future.

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

SALES OF UNREGISTERED SECURITIES

On May 21, 1998, the Company issued a total of 1,316 shares, adjusted to reflect retroactively the June 3, 1998 stock split, of common stock to its seven non-employee Directors as the stock portion of their annual retainer. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.                                                 Selected Financial Data

  The selected financial data set forth below should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report.

             Five Year Financial Review and Selected Financial Data
                        BINDLEY WESTERN INDUSTRIES, INC.

(in thousands, except share data)
---------------------------------------------------------------------------------------------------------------------
                                                   1998 (1)             1997                1996                1995
---------------------------------------------------------------------------------------------------------------------
Net sales from stock                             $4,123,930       $2,760,235          $2,127,307          $1,928,738
Net brokerage sales                               3,497,422        4,549,687           3,190,219           2,741,415
Other income                                          1,702            1,882               1,407               2,322
Cost of products sold                             7,429,793        7,167,274           5,197,008           4,565,750
Selling, general and                                                                      70,531              62,555
 administrative                                     107,852           81,078
Other expenses                                       45,711           23,688              20,523              16,406

Earnings before income taxes                         39,698           39,764              30,871              27,764
Provision for income taxes                           18,694           15,806              12,865              11,383
Minority interest in net income
   of consolidated subsidiary                         1,865              212
Net earnings                                         19,139           23,746              18,006              16,381

Earnings per share: (2)
  Basic                                             $  0.89          $  1.38             $  1.19             $  1.12
  Diluted                                              0.84             1.19                1.01                0.96

Cash dividends declared per Common Share            $  0.08          $  0.08             $  0.08             $  0.08

Other financial data:
Current assets                                   $1,175,806       $1,185,025            $850,965            $777,366
Total assets                                      1,286,575        1,287,779             941,206             848,708
Current liabilities                                 949,404          897,916             616,322             573,369
Long-term debt                                          628           32,142              99,766              69,473
Total liabilities                                   953,234          934,401             719,119             647,948
Minority interest                                         -           11,010                   -                   -
Shareholders equity                                 333,341          342,368             222,087             200,760
Book value per share (2)                              14.66            21.73               19.27               17.90


(1) On December 31, 1998, BWI distributed to the holders of BWI Common Stock all of the 10,214,286 shares of Priority Class A Common Stock owned by BWI in the form of a dividend. As a result of the distribution, Priority ceased to be a subsidiary of BWI as of December 31, 1998 and as such, their assets, liabilities and equity are not included in the December 31, 1998 Consolidated Balance Sheet. However, their results of operations, net of minority interest, for the year ended December 31, 1998 are included in the BWI Consolidated Statement of Earnings as Priority was a subsidiary of the Company for the full year of 1998.

(2) On June 3, 1998, a 4-for-3 split of the Company's Common Stock was effected in the form of a dividend to all shareholders of record at the close of business on May 21, 1998. Accordingly, all historical weighted average and per share amounts have been restated to reflect the stock split. Share amounts in the consolidated Balance Sheets reflect the actual share amounts outstanding for each period presented.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis that follows should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.


Bindley Western Industries, Inc. ("BWI" or the "Company") has made the following acquisitions which affect the comparison of the results of operations on a year to year basis. All acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired entities are included in the Company's financial statements from the respective dates of acquisition.

The IV One Companies - Effective January 1995, the Company, through its Priority Healthcare Corporation ("Priority") subsidiary, acquired all of the outstanding stock of the IV One Companies ("IV One") in a cash transaction. IV One is comprised of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc. These companies focus on high acuity specialty pharmacy services for patients requiring home and ambulatory infusion therapy. Effective as of the close of business on December 31, 1998, IV-One Services, Inc. and National Pharmacy Providers, Inc. were merged into IV-1, Inc. and the name of IV-1, Inc. was changed to Priority Healthcare Pharmacy, Inc.

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

Tennessee Wholesale Drug Company - Effective July 31, 1997, the Company acquired substantially all of the operating assets and assumed most of the liabilities of Tennessee Wholesale Drug Company ("TWD"). TWD is a full-line, full-service wholesale drug company with a distribution facility in Nashville, Tennessee.

Grove Way Pharmacy - Effective August 6, 1997, Priority acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way"), a specialty distributor of vaccines located in Castro Valley, California.

On December 31, 1998, BWI distributed to the holders of BWI Common Stock all of the 10,214,286 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI Common Stock outstanding on the record date, December 15, 1998. The two classes of Priority Common Stock entitle holders to the same rights and privileges, except that holders of shares of Priority Class A Common

Stock are entitled to three votes per share on all matters submitted to a vote of holders of Priority Common Stock and holders of shares of Priority Class B Common Stock are entitled to one vote per share on such matters. As a result of the distribution, Priority ceased to be a subsidiary of BWI as of December 31, 1998 and, therefore, their assets, liabilities and equity are not included in the December 31, 1998 BWI Consolidated Balance Sheet. However, their results of operations, net of minority interest, for the year ended December 31, 1998 are included in the BWI Consolidated Statement of Earnings as Priority was a subsidiary of the Company for the full year of 1998.

RESULTS OF OPERATIONS.

Net sales for 1998, 1997 and 1996 were $7,621 million, $7,310 million and $5,318 million, respectively. The 4% increase in 1998 sales over 1997 and the 37% increase in 1997 over 1996 were generated primarily through internal growth. In 1998, brokerage type sales ("brokerage sales") experienced a 23% decrease from 1997. This was the result of the loss of the Rite Aid business. Brokerage sales had increased by 43% from 1996 to 1997. This was the result of the consolidation within the wholesale and chain drug industries. Brokerage sales generate very little gross margin, however, they provide for increased working capital and support the Company's programs to attract more direct store delivery business from chain customers. Sales from the Company's inventory ("from stock sales") increased 49% in 1998. These sales include sales from the Company's inventory to chain customers and direct store delivery business. Direct store delivery sales increased by 50% in 1998 and increased to 51% of the total sales in 1998. These sales were only 35% of total sales in 1997. The increase in direct store delivery sales as a percent of total sales was caused by the combination of the Company's loss of the Rite Aid brokerage sales business and its ability to expand its presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. In both periods, the increase related to pricing was approximately equal to the increase in the Consumer Price Index. Net sales for Priority for 1998, 1997 and 1996 were $276 million, $231 million and $158 million, respectively. This growth was generated internally and reflected primarily the addition of new customers, new product introductions (including the new Rebetron treatment for Hepatitis-C), additional sales to existing customers and, to a lesser extent, the acquisition of Grove Way Pharmacy and inflationary price increases.

Gross margins for 1998, 1997 and 1996 were $192 million, $143 million and $121 million, respectively. The increases in gross margins from 1997 to 1998 and from 1996 to 1997 resulted primarily from internal growth. The acquisition of TWD accounted for approximately 23% of the increase from 1996 to 1997 and had substantially less impact from 1997 to 1998. The impact in 1998 is difficult to quantify as the Baltimore, Maryland and Tampa, Florida warehouses of TWD were closed in 1998 and their customers subsequently serviced out of existing facilities. Gross margins as a percent of net sales increased to 2.51% in 1998 from 1.95% in 1997. This increase was the result of the change in mix away from the lower margin brokerage sales to the higher margin from stock sales. This change in mix resulted from both the loss of the Rite Aid brokerage sales business and the increased direct store delivery sales. Gross margins as a percent of net sales declined from 2.27% in 1996 to 1.95% in 1997. This decrease was the result of the substantial increase in low margin brokerage sales and a shift in the business mix of from stock sales to more managed care business. In all years, the pressure on sell side margins continued and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margins for Priority for 1998, 1997 and 1996 were $31.1 million, $23.2 million and $17.2 million, respectively. The gross margin as a percent of sales for 1998, 1997 and 1996 was 11.30%, 10.01% and 10.85%, respectively. The increase in 1998
margins over 1997 margins is primarily attributed to the change in sales mix resulting from significantly higher sales by Priority Pharmacy which generated higher gross margins than those of Priority Distribution. The reduction in 1997 from 1996 is attributed to increased competition and a change in sales mix to the lower margin wholesale distribution business.

Other income in 1998, 1997 and 1996 represented finance charges on certain customers' receivables and gains on the sale of assets. The 1998 balance also includes approximately $200,000 of interest related to the note from the CEO of the Company.

Selling, general and administrative ("SGA") expenses were $107.9 million, $81.1 million and $70.5 million in 1998, 1997 and 1996, respectively. The primary reasons for the increase in SGA from 1997 to 1998 and from 1996 to 1997 were normal inflationary increases and costs to support the growing direct store delivery business of Bindley Western Drug Company and the alternate care/alternate site business of Priority. The cost increases related to the direct store delivery and alternate care/alternate site businesses include, among others, delivery expense, warehouse expense, and labor costs, which are variable with the level of sales volume. However, management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. This focus has resulted in a decrease in SGA expense as a percent of from stock sales to 2.62% in 1998 from 2.94% in 1997 and 3.32% in 1996. Non recurring charges related to the startup, consolidation and closing of certain divisions were $200,000 in 1998, $575,000 in 1997 and $200,000 in 1996. SGA for Priority was $14.0 million in 1998, $10.6 million in 1997 and $8.4 million in 1996. As a percent of sales, SGA for 1998 was 5.1% as compared to 4.6% in 1997. This increase was the result of expenses associated with the opening of the Grove City, Ohio facility, which opened in November, 1997, training and payroll costs from hiring additional sales personnel at Priority Pharmacy and increased overall costs of being a publicly traded company. The increase in 1997 SGA from 1996 was attributed to the above mentioned normal costs to support this business. SGA as a percent of sales actually decreased from 5.3% in 1996 to 4.6% in 1997.

Depreciation and amortization was $8.4 million, $7.4 million and $6.7 million in 1998, 1997 and 1996, respectively. These increases were the result of the inclusion of acquired entities and the depreciation and amortization on new facilities and equipment, particularly in management information systems and systems to support customer needs. Depreciation and amortization for Priority increased from $1 million in 1996 to $1.2 million for both 1997 and 1998. These increases also resulted from depreciation on new equipment, particularly management information systems.

Interest expense for 1998, 1997 and 1996 was $18.5 million, $15.9 million and $13.0 million, respectively. The average short-term borrowings outstanding were $249 million, $152 million and $119 million at an average short-term interest rate of 6.3%, 6.4% and 6.4% for 1998, 1997 and 1996, respectively. The Company has in place a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. Interest expense associated with these Notes was approximately $2.2 million in both 1998 and 1997.

In the fourth quarter of 1998, the Company recorded a one-time, pre-tax charge of approximately $19.0 million, which charge will amount to approximately $14.0 million on an after-tax basis. Of the $19.0 million charge, $11.0 million represented a non-cash charge for the acceleration of the amortization of compensation related to restricted stock grants in connection with the Priority spin-off, $7.0 million represented the non-cash write-off of goodwill that has been carried on the books from an acquisition dating back to early 1996 and $1.0 million represented the settlement of litigation associated with that acquisition. See also, Note 6 -

Intangibles, Note 9 - Long-term Debt, Note 12 Capital Stock and Note 16 - Legal Proceedings, of the Company's financial statements for further discussion.

The provision for income taxes represented 47.1%, 39.8% and 41.7% of earnings before taxes in 1998, 1997 and 1996, respectively. The increase in the 1998 effective rate was attributable to the nondeductible element of restricted stock grants expensed in 1998.

On January 11, 1996, the Company was informed by the U.S. Attorney's office in Indianapolis that the Drug Enforcement Administration ("DEA") was alleging multiple violations of the recordkeeping and reporting regulations of the Controlled Substances Act ("Act") resulting from a routine inspection of the Company's Indianapolis Distribution Center during January and February 1994. On November 7, 1996, the Company entered into a Civil Consent Decree with the United States and the DEA resolving all issues relating to its Indianapolis Distribution Center's alleged failure to comply with the Act. In exchange for the settlement of all civil and administrative issues, the Company paid $700,000, and agreed to pay an additional $300,000 if the Company did not substantially comply with the terms of the Civil Consent Decree over the next two years. The settlement charge recognized by the Company in 1996 included professional fees of $112,000. On December 15, 1998, the Company was advised by the U. S. Attorney's office in Indianapolis that the Company had fully complied with the terms of the 1996 Civil Consent Decree and, accordingly, the civil penalty of $300,000 would not be imposed.

On October 7, 1996, the Company and its subsidiary, National Infusion Services (now known as Priority Healthcare Services Corporation) ("PHSC"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana. Dr. Slama is a former director of the Company and formerly was Chief Executive Officer and President of PHSC. The complaint alleged breach of contract and defamation arising from the termination of Dr. Slama's employment with PHSC in October 1996. On October 26, 1998, Dr. Slama filed a Second Amended Complaint which added Priority and William E. Bindley as defendants and stated additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. Pursuant to an Indemnification and Hold Harmless Agreement the Company indemnified and held harmless Priority and its subsidiaries from and against any and all costs, damages, charges and expenses (including without limitation legal and other professional fees) which Priority might incur or which may be charged against Priority in any way based upon, connected with or arising out of the lawsuit filed by Dr. Slama. The Company, PHSC, Priority and Mr. Bindley answered the complaint, denied the merits of Dr. Slama's claims, and also filed a counterclaim against Dr. Slama which sought, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. On December 31, 1998, a Settlement Agreement was executed by and among the parties named above pursuant to which mutual releases were obtained and, on January 4, 1999, a one-time payment of $875,000 was made by the Company to Dr. Slama. The corresponding Joint Stipulation of Dismissal was approved by the Court on January 11, 1999.

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

On December 31, 1998, BWI distributed to the holders of BWI Common Stock all of the

10,214,286 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI Common Stock outstanding on the record date, December 15, 1998. The two classes of Priority Common Stock entitle holders to the same rights and privileges, except that holders of shares of Priority Class A Common Stock are entitled to three votes per share on all matters submitted to a vote of holders of Priority Common Stock and holders of shares of Priority Class B Common Stock are entitled to one vote per share on such matters. As a result of the distribution, Priority ceased to be a subsidiary of BWI. From the date of the IPO until the December 31, 1998 distribution to the holders of BWI Common Stock, the Company owned 81.6% of the outstanding common stock of Priority. In 1998, the amount of net earnings associated with the minority interest was $1.9 million as compared to $212,000 in 1997.

The Company's operations consumed $81.2 million in cash for the year ended December 31, 1998. The use of funds resulted from increases in inventories and a decrease in accounts payable. The increase in inventory resulted from the significant increase in direct store delivery sales and the new bulk inventory acquisition and purchasing management programs with certain customers. The reduction of accounts payable is attributed to the timing of payments of invoices and the reduction of brokerage type sales to Rite Aid. These uses of cash were offset by the decrease in accounts receivables resulting from the reduction of brokerage type sales to Rite Aid. The Company continues to closely monitor working capital in relation to economic and competitive conditions. However, the emphasis on direct store delivery business will continue to require both net working capital and cash.

Capital expenditures were predominantly for the construction of the new corporate headquarters building, the construction of a new warehouse facility in Westbrook, Maine, the expansion and automation of existing warehouses and the investment in additional management information systems and other systems to support customer needs. Total expenditures were $33.5 million during 1998.

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

On August 27, 1997, the Company called for redemption on September 12, 1997 all of its outstanding 6 1/2% Convertible Subordinated Debentures Due 2002 at a redemption price of $1,039 per $1,000 principal amount of Debentures plus accrued interest through the redemption date. Debenture holders could elect to convert their debentures into shares of common stock of the Company through September 12, 1997, which was the redemption date. Holders of all but $119,000 principal amount of the $67,350,000 outstanding Debentures elected to convert their Debentures into common stock at the rate of 50.4 shares of common stock for each $1,000 principal amount of Debentures. The redemption reduced the Company's long-term debt by $67,350,000 and increased by 3.4 million the number of issued shares of the Company's common stock.

The Company holds a note receivable with a principal balance of $3.2 million from the CEO of the Company. The proceeds of this note, which bears interest at 6.5% per annum and matures on December 16, 2000, were used by the CEO to exercise stock options. The note provides for annual interest only payments with outstanding interest and principal to be repaid at maturity.

In December 1998, the Company established a receivables securitization facility (the "Receivables Facility") pursuant to which the Company sells substantially all of its receivables arising in connection with the sale of goods or the rendering of services ("Receivables") to Bindley Western Funding Corporation ("Funding Corp."), a wholly owned special purpose corporation subsidiary. The Receivables are sold to Funding Corp. on a continuous basis, and the cash generated by sales of interests in the Receivables or by collections on the Receivables retained is used by Funding Corp. to, among other things, purchase additional Receivables originated by the Company. The assets of Funding Corp. will be available first and foremost to satisfy claims of Funding Corp. creditors.

In connection with the Receivables Facility, Funding Corp. entered into a Receivables Purchase Agreement, dated as of December 28, 1998, with Falcon Asset Securitization Corporation ("Falcon"), an affiliate of The First National Bank of Chicago ("First Chicago"), certain other financial institutions (collectively with Falcon, the "Purchasers"), and First Chicago, as Agent. Pursuant to the Receivables Purchase Agreement, Funding Corp. may, from time to time, sell interests in the Receivables ("Receivables Interests") to the Agent for the benefit of the Purchasers. Each Receivables Interest has an associated Discount Rate and Tranche Period applicable to it, as selected by Funding Corp. The Discount Rate may, at Funding Corp.'s election, be the Base Rate (the corporate prime or base rate announced from time to time by First Chicago) or, with respect to the Receivables Interests purchased by Falcon, the CP Rate (generally, a commercial paper related rate based on Falcon's funding charges) or, with respect to the Receivables Interests purchased by other Purchasers, the LIBO Rate (generally, LIBOR for the applicable Tranche Period, plus 1/25% per annum). The Receivables Facility terminates on December 27, 1999, and is subject to final termination on December 28, 2003, subject to earlier termination in certain events. At December 31, 1998, there were $224 million of Receivables Interests outstanding, bearing a Discount Rate of 5.5% per annum. The Company accounts for the Receivables Facility as a financing transaction in its consolidated financial statements.

In connection with the implementation of the Receivables Facility, on December 28, 1998, the Company renegotiated its bank line of credit and now has $174.5 million of available credit. For 1998, the net decrease in borrowings under the bank credit agreement was $127.5 million. At December 31, 1998, the Company had borrowed $19.5 million under the bank credit agreement and had a remaining availability of $155 million.

At December 31, 1998, the Company owed to Priority $16.5 million. This amount is due on demand and represents loans of excess cash balances of Priority to the Company on a short-term basis, bearing interest at the Company's average incremental borrowing rate. At December 31, 1998, the incremental borrowing rate was 6.3%.

The Company believes that its cash on hand, bank line of credit, Receivables Facility and working capital management efforts are sufficient to meet future working capital requirements.

The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings for 1998, an increase of 10% in the average variable borrowing rate of the Company would result in a $2.2 million annual increase in interest expense. Conversely, a 10% decrease in the average variable borrowing rate would result in a $2.2 million annual decrease in interest expense. The Company continually monitors this risk and reviews the potential benefits of entering into hedging transactions, such as interest rate swaps, to mitigate the exposure to interest rate fluctuations. At December 31, 1998, the Company was not a party to any hedging transactions.

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

YEAR 2000.

The year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or in the worst cases, the inability of the systems to continue to function altogether. The Company and other companies in the same business are vulnerable to the dependence on distribution and communications systems.

The Company's Daily Sales System, which controls ordering, pricing, inventory control, and shipping for the Company and which accounts for 70% of the Company's total investment in software, was initially designed and programmed to comply with the Year 2000 challenge. The Company anticipates that its remaining systems will be fully Year 2000 compliant by the end of the second quarter of 1999. Furthermore, all software purchases within the past three years have been guaranteed to be compliant by the vendor. The Company has upgraded and replaced its hardware and network systems for reasons other than Year 2000 compliance, however, and such new hardware and network systems will be fully tested during 1999 to ensure that they are also Year 2000 compliant. Management estimates that the total cumulative costs relating to its efforts to make its systems compliant for the Year 2000 will be approximately $1 million, of which approximately $340,000 had been incurred as of December 31, 1998.

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

Moreover, to operate its business, the Company relies on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid Year 2000 related disruptions. The Company is in the process of contacting its third party service providers about their Year 2000 readiness, but the Company has not yet received any assurances from any such third parties about their Year 2000 compliance. If the Company's key third party service providers do not adequately address their Year 2000 issues, the Company's business may be materially affected, which could result in a materially adverse effect on the Company's results of operations and financial condition.

The Company has not to date developed any contingency plans, as such plans will depend on the responses from its third party service providers, in the event the Company or any key third party providers should fail to become Year 2000 compliant. If required, critical functions could be handled on a manual basis until such time that the Year 2000 malfunction was identified and resolved.

INFLATION.

The Company's financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of its ability to take advantage of forward purchasing opportunities, the Company believes that its gross profits generally increase as a result of manufacturers' price increases in the products it distributes. Gross profits may decline if the rate of price increases by manufacturers declines.

Generally, price increases are passed through to customers as they are received by the Company and therefore reduce the negative effect of inflation. Other non-inventory cost increases, such as payroll, supplies and services, have been partially offset during the past three years by increased volume and productivity.

FORWARD LOOKING STATEMENTS.

Certain statements included in this annual report which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities, asserted and unasserted claims, changes in government regulations or the interpretation thereof and the ability of the Company and the entities with which it transacts business to modify or redesign their computer systems to work properly in the year 2000, which could cause actual results to differ from those in the forward looking statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See discussion in Item 7.


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

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the Directors and nominees for Directors of the Company and concerning disclosure of delinquent filers is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 annual meeting of common shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is also included under "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.      EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The documents listed below are filed as a part of this report except as otherwise indicated:

             (a) 1. FINANCIAL STATEMENTS. The following described financial statements, required to be filed by Item 8 and incorporated therein by reference are set forth on pages F-1 through F-25.


             Report of Independent Accountants                                     F-1
             Consolidated Statements of Earnings for each of the three
               years  in the period ended December 31, 1998                        F-2
             Consolidated Balance Sheets as of December 31, 1998
               and 1997                                                            F-3
             Consolidated Statements of Cash Flows for each of the
               three years  in the period ended December 31, 1998                  F-4
             Consolidated Statements of Shareholders' Equity for each
               of the  three years in the period ended December 31, 1998           F-5
             Notes to Consolidated Financial Statements                            F-6 to F-25

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

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Bindley Western Industries, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 on page 28, present fairly, in all material respects, the financial position of Bindley Western Industries, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 24, 1999

                       CONSOLIDATED STATEMENTS OF EARNINGS
                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31,                                 1998                1997                1996
(In thousands, except share data)
Revenues:
  Net sales from stock                                        $4,123,930          $2,760,235          $2,127,307
  Net brokerage sales                                          3,497,422           4,549,687           3,190,219
                                                          ---------------     ---------------     ---------------
  Total net sales                                              7,621,352           7,309,922           5,317,526
  Other income                                                     1,702               1,882               1,407
                                                          ---------------     ---------------     ---------------
                                                               7,623,054           7,311,804           5,318,933

Cost and expenses:
  Cost of products sold                                        7,429,793           7,167,274           5,197,008
  Selling, general and administrative                            107,852              81,078              70,531
  Depreciation and amortization                                    8,413               7,431               6,719
  Interest                                                        18,465              15,907              12,992
  Settlement of 1994 DEA inspection matter                                                                   812
  I.P.O. stock option grant                                                              350
  Unusual items                                                   18,833
                                                          ---------------     ---------------     ---------------
                                                               7,583,356           7,272,040           5,288,062

Earnings before income taxes
  and minority interest                                           39,698              39,764              30,871
                                                          ---------------     ---------------     ---------------

Provision for income taxes:
  Current                                                         22,180              19,640              14,896
  Deferred                                                        (3,486)             (3,834)             (2,031)
                                                          ---------------     ---------------     ---------------
                                                                  18,694              15,806              12,865

Minority interest in net income of
  consolidated subsidiary                                          1,865                 212
                                                          ---------------     ---------------     ---------------
Net earnings                                                    $ 19,139            $ 23,746            $ 18,006
                                                          ===============     ===============     ===============

Earnings per share:
  Basic                                                         $   0.89            $   1.38            $   1.19
  Diluted                                                       $   0.84            $   1.19            $   1.01

Average shares outstanding:
  Basic                                                       21,546,734          17,184,178          15,109,972
  Diluted                                                     22,722,121          21,508,146          20,360,201

          (See accompanying notes to consolidated financial statements)

                           CONSOLIDATED BALANCE SHEETS
                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

DECEMBER 31,                                                                    1998                 1997
(In thousands, except share data)
ASSETS
Current assets:
  Cash                                                               $        42,982      $        42,895
  Accounts receivable, less allowance for doubtful
    accounts of $3,558 for 1998 and $4,756 for 1997                          453,552              606,265

  Finished goods inventory                                                   659,484              520,769
  Deferred income taxes                                                       11,506                9,707
  Other current assets                                                         8,282                5,389
                                                                    -----------------  -------------------

                                                                           1,175,806            1,185,025
                                                                    -----------------  -------------------
  Other assets                                                                    38                   76
                                                                    -----------------  -------------------
  Fixed assets, at cost                                                      119,243               89,704
   Less: accumulated depreciation                                            (26,491)             (22,076)
                                                                    -----------------  -------------------

                                                                              92,752               67,628
                                                                    -----------------  -------------------
  Intangibles, net                                                            17,979               35,050
                                                                    -----------------  -------------------

    TOTAL ASSETS                                                     $     1,286,575      $     1,287,779
                                                                    =================  ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                              $        19,500      $       147,000
  Securitized borrowings                                                     224,163
  Private placement debt                                                      30,000
  Accounts payable                                                           640,540              734,346
  Note payable to Priority Healthcare Corporation                             16,517
  Other current liabilities                                                   18,684               16,570
                                                                    -----------------  -------------------

                                                                             949,404              897,916
                                                                    -----------------  -------------------
Long-term debt                                                                   628               32,142
                                                                    -----------------  -------------------
Deferred income taxes                                                          3,202                4,343
                                                                    -----------------  -------------------
Minority interest                                                                                  11,010
                                                                    -----------------  -------------------

Shareholders' equity:
  Common stock. $.01 par value-authorized 40,000,000 shares;
    issued 23,433,919 and 16,135,319 shares, respectively                      3,376                3,359
  Special shares, $.01 par value-authorized 1,000,000 shares
  Additional paid in capital                                                 213,462              198,764
  Note receivable from officer                                               (3,228)              (3,228)
  Retained earnings                                                          130,412              147,400
                                                                    -----------------  -------------------

                                                                             344,022              346,295
                                                                    -----------------  -------------------
  Less: shares in treasury-at cost 689,161 and 380,942,
    respectively                                                             (10,681)              (3,927)
                                                                    -----------------  -------------------
  Total shareholders' equity                                                 333,341              342,368
                                                                    -----------------  -------------------
  Commitments and contingencies
                                                                    -----------------  -------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     1,286,575      $     1,287,779
                                                                    =================  ===================

          (See accompanying notes to consolidated financial statements)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31,                                       1998              1997               1996
(In thousands)
Cash flow from operating activities:
   Net income                                                    $   19,139         $  23,746          $  18,006

  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                     8,413            7,431              6,719
    Deferred income taxes                                           (3,486)           (3,834)            (2,031)
    Minority interest                                                 1,865               212
    Compensation expense on stock option grant                                            350
    Compensation expense on restricted stock                          1,589
    Interest capitalized on conversion of debt                                          1,970
    Gain on sale of fixed assets                                      (102)             (103)               (58)
    Unusual items                                                    18,833

 Change in assets and liabilities, net of acquisitions:
    Accounts receivable                                              95,417         (229,518)             51,826
    Finished goods inventory                                      (163,102)          (63,401)           (99,713)
    Accounts payable                                               (60,203)           151,302             63,106
    Other current assets and liabilities                                401             4,724              6,097
                                                           -----------------    --------------    ---------------

     Net cash provided (used) by operating
       activities                                                  (81,236)         (107,121)             43,952
                                                           -----------------    --------------    ---------------


Cash flow from investing activities:
     Purchase of fixed assets and other assets                     (33,541)          (22,643)           (15,581)
     Proceeds from sale of fixed assets                                  89             2,082                 59
     Acquisition of businesses                                                       (27,295)            (9,064)
     Distribution of Priority Healthcare Corporation                    (2)
                                                           -----------------    --------------    ---------------

      Net cash used by investing activities                        (33,454)          (47,856)           (24,586)
                                                           -----------------    --------------    ---------------


Cash flow from financing activities:
     Proceeds from sale of stock                                     26,783            14,594              4,260
     Proceeds from IPO of subsidiary                                                   29,982
     Related party note receivable                                                    (3,228)
     Addition (reduction) of long-term debt, net                      (282)             (274)             28,651
     Proceeds under line of credit agreement                      1,600,000         1,496,000          1,064,000
     Payments under line of credit agreement                    (1,727,500)       (1,401,000)        (1,086,500)
     Proceeds from securitized borrowings                           224,163
     Payments to acquire treasury shares                            (6,754)             (777)
     Dividends                                                      (1,633)           (1,083)              (938)
                                                           -----------------    --------------    ---------------

      Net cash provided by financing activities                     114,777           134,214              9,473
                                                           -----------------    --------------    ---------------


Net increase (decrease) in cash                                          87          (20,763)             28,839
Cash at beginning of year                                            42,895            63,658             34,819
                                                           -----------------    --------------    ---------------

Cash at end of year                                              $   42,982         $  42,895          $  63,658
                                                           =================    ==============    ===============

          (See accompanying notes to consolidated financial statements)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES


                                            COMMON STOCK              TREASURY STOCK
                                    -------------------------------------------------------
                                                                                     ADDITIONAL          NOTE
                                         SHARES                  SHARES                 PAID IN    RECEIVABLE RETAINED SHAREHOLDERS'
                                    OUTSTANDING     AMOUNT  OUTSTANDING     AMOUNT      CAPITAL  FROM OFFICER EARNINGS        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)
Balances at December 31, 1995          11,562,388     $3,313     348,291     $(3,150)    $87,707             $112,890     $ 200,760

Net earnings                                                                                                   18,006        18,006
Dividends at $.08 per share                                                                                      (938)         (938)
Shares issued upon exercise of
  stock options                           308,654          3                               4,257                              4,260

                                    --------------  ---------  ----------  -----------  ---------  --------- --------- -------------
Balances at December 31, 1996          11,871,042      3,316     348,291      (3,150)     91,964              129,958       222,088


Net earnings                                                                                                   23,746        23,746
Dividends at $.08 per share                                                                                    (1,083)       (1,083)
Shares issued upon exercise of
   stock options                          870,130          9                              14,585                             14,594

Shares issued upon conversion of
   debt                                 3,394,147         34                              67,460                             67,494
IPO of subsidiary
                                                                                          24,405              (5,221)        19,184
IPO option grant                                                                             350                                350
Note receivable from officer                                                                         (3,228)                 (3,228)
Purchase of treasury shares                                       32,651        (777)                                          (777)
                                    --------------  ---------  ----------  -----------  ---------  --------- --------- -------------
Balances at December 31, 1997          16,135,319      3,359     380,942      (3,927)    198,764     (3,228) 147,400        342,368


Net earnings                                                                                                  19,139        19,139
Dividends at $.08 per share                                                                                   (1,633)       (1,633)
Shares issued upon exercise of
   stock options                        1,324,943         13                              26,770                            26,783
Shares issued upon issuance of
    restricted stock                      350,000          4                              12,334                            12,338
Shares issued upon stock split          5,623,657                131,351
Distribution of Priority Healthcare                                                      (24,406)             (34,494)     (58,900)
Purchase of treasury shares                                      176,868      (6,754)                                       (6,754)
                                    --------------  ---------  ----------  -----------  ---------  --------- --------- -------------
Balances at December 31, 1998          23,433,919     $3,376     689,161    $(10,681)   $213,462   $ (3,228) $130,412    $ 333,341
                                    ==============  =========  ==========  ===========  =========  ========= ========= =============

          (See accompanying notes to consolidated financial statements)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Bindley Western Industries, Inc. and its subsidiaries ("BWI" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

         DEBT ISSUE COSTS. Debt issue costs are amortized on a straight-line basis over the life of the Convertible Subordinated Debentures ("Debentures"), which were redeemed on September 12, 1997, and the Senior Notes.

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

         EARNINGS PER SHARE. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share is based on the weighted average number of common shares outstanding during each period. The diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during each period. All periods presented have been restated to conform with the requirements of SFAS 128. See Note 17 for a reconciliation of earnings per share.

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

         OTHER INCOME. Other income for 1998, 1997 and 1996 was substantially all interest income and gains on the sale of assets.

         PRIOR YEAR RECLASSIFICATIONS. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 - DISTRIBUTION OF PRIORITY HEALTHCARE CORPORATION

On December 31, 1998, the Company distributed to the holders of the Company's Common Stock all of the 10,214,286 shares of Priority Healthcare Corporation ("Priority") Class A Common Stock owned by the Company on the basis of .448 shares Priority Class A Common Stock for each share of BWI Common Stock outstanding on the record date, December 15, 1998. As a result of the distribution, Priority ceased to be a subsidiary of the Company as of December 31, 1998. The dividend distribution of $58.9 million represents the Company's ownership interest in the net assets of Priority. The spin-off resulted in the removal of $107.5 million of assets and $37.2 million of liabilities from the Company's Consolidated Balance Sheet as of December 31, 1998.

The results of operations for Priority, net of minority interest, for the year ended December 31, 1998 are included in the Company's Consolidated Statement of Earnings as Priority was a subsidiary for the full year of 1998. Summary Statement of Earnings data for Priority is presented in Note 3 below.

NOTE 3 - OPERATING SEGMENTS

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", was issued effective for fiscal years ended after December 15, 1998. The Statement designates the internal management accountability structure as the source of the Company's reportable segments. The statement also requires disclosures about products and services, geographic areas and major customers. The adoption of this standard did not affect results of operations or financial position but did affect the disclosure of segment information.

Prior to 1998, the Company operated as one industry segment. The 1996 and 1997 information presented below has been restated in order to conform to the current year presentation.

The Company has two reportable segments, BWI and Priority, which conduct substantially all of their business within the United States. The BWI segment specializes in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Priority segment distributes specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. The significant customers reported in Note 14 are all sold through the BWI segment.

These segments have separate management teams and infrastructures to facilitate their specific customer needs and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The intersegment sales and transfers are not significant. As discussed in Note 2, Priority ceased to be a subsidiary of the Company as of December 31, 1998 and, therefore, their assets, liabilities and equity are not included in the Company's December 31, 1998 Consolidated Balance Sheet.

Segment information for the years ended 1998, 1997 and 1996 was as follows:

                                                            BWI           Priority              Total
1998
Revenues                                            $ 7,345,726          $ 275,626        $ 7,621,352
Interest expense                                         18,310                155             18,465
Depreciation and amortization                             7,179              1,234              8,413
Unusual items                                            18,833                                18,833
Segment net earnings                                      8,996             10,143             19,139
Total assets                                          1,286,575                             1,286,575
Capital expenditures                                     32,636                905             33,541

1997
Revenues                                            $ 7,078,940          $ 230,982        $ 7,309,922
Interest expense                                         15,907                                15,907
Depreciation and amortization                             6,270              1,161              7,431
Segment net earnings                                     17,595              6,151             23,746
Total assets                                          1,196,051             91,728          1,287,779
Capital expenditures                                     21,916                727             22,643

1996
Revenues                                            $ 5,159,279          $ 158,247        $ 5,317,526
Interest expense                                         12,992                                12,992
Depreciation and amortization                             5,710              1,009              6,719
Segment net earnings                                     13,637              4,369             18,006
Total assets                                            883,986             57,220            941,206
Capital expenditures                                     15,176                405             15,581

NOTE 4 - SHORT-TERM BORROWINGS

         The Company's short-term bank line of credit was $174,500,000 as of December 31, 1998. The line was available, as necessary, for general corporate purposes at rates based upon prevailing money market rates. At December 31, 1998, 1997 and 1996, the Company had borrowed on its short-term line of credit $19,500,000 at a rate of 5.4%, $147,000,000 at a rate of 6.6% and $52,000,000 at a rate of 6.4%, respectively.

         No compensating balance is required on the line. Certain conditions relating to the maintenance of working capital, net worth and corporate existence have been imposed by the lenders.

         A summary of 1998, 1997 and 1996 borrowings under the line of credit is as follows:

                                    Maximum short-term                   Average                   Average
Year                                        borrowings                borrowings             Interest rate
-----------------------------------------------------------------------------------------------------------
(in thousands)
1998                                          $338,000                  $249,000                      6.3%
1997                                          $270,000                  $152,000                      6.4%
1996                                          $192,000                  $119,000                      6.4%

         On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. The Company estimates the fair market value at December 31, 1998 approximates the principal amount based on rates currently available to the Company for debt with similar terms and maturities.

         In December 1998, the Company established a receivables securitization facility (the "Receivables Facility") pursuant to which the Company sells substantially all of its receivables arising in connection with the sale of goods or the rendering of services ("Receivables") to Bindley Western Funding Corporation ("Funding Corp."), a wholly owned special purpose corporation subsidiary. The Receivables are sold to Funding Corp. on a continuous basis, and the cash generated by sales of interests in the Receivables or by collections on the Receivables retained is used by Funding Corp. to, among other things, purchase additional Receivables originated by the Company. The assets of Funding Corp. will be available first and foremost to satisfy claims of Funding Corp. creditors.

         In connection with the Receivables Facility, Funding Corp. entered into a Receivables Purchase Agreement, dated as of December 28, 1998, with Falcon Asset Securitization Corporation ("Falcon"), an affiliate of The First National Bank of Chicago ("First Chicago"), certain other financial institutions (collectively with Falcon, the "Purchasers"), and First Chicago, as Agent. Pursuant to the Receivables Purchase Agreement, Funding Corp. may, from time to time, sell interests in the Receivables ("Receivables Interests") to the Agent for the benefit of the Purchasers. Each Receivables Interest has an associated Discount Rate and Tranche Period applicable to it, as selected by Funding Corp. The Discount Rate may, at Funding Corp.'s election, be the Base Rate (the corporate prime or base rate announced from time to time by First Chicago) or, with respect to the Receivables Interests purchased by Falcon, the CP Rate (generally, a commercial paper related rate based on Falcon's funding charges) or, with respect to the Receivables Interests purchased by other Purchasers, the LIBO
Rate (generally, LIBOR for the applicable Tranche Period, plus 1/25% per annum). The Receivables Facility terminates on December 27, 1999, and is subject to final termination on December 28, 2003, subject to earlier termination in certain events. At December 31, 1998, there were $224 million of Receivables Interests outstanding, bearing a Discount Rate of 5.5% per annum. The Company accounts for the Receivables Facility as a financing transaction in its consolidated financial statements.

         The agreement requires the Company to take a number of actions to administer Bindley Western Funding Corporation as a separate legal entity such as maintaining clearly identified offices, books and records and other administrative procedures. Since the agreement was not executed until December 28, 1998, certain of these administrative matters were not yet completed. While the Company was in technical noncompliance with certain provisions of the agreement at December 31, 1998, management intends to expeditiously implement all required provisions in early 1999.

NOTE 5 - FIXED ASSETS

DECEMBER 31,                                               1998                        1997
--------------------------------------------------------------------------------------------
(in thousands)
Land                                                   $  6,749                    $  6,321
Buildings and furnishings                                52,633                      34,050
Leasehold improvements                                    2,849                       2,705
Transportation and
   other equipment                                       57,012                      46,628
                                                  ------------------------------------------
                                                        119,243                      89,704
Less: Accumulated
   Depreciation                                         (26,491)                    (22,076)
                                                  ------------------------------------------
                                                       $ 92,752                   $  67,628
                                                  ==========================================

NOTE 6- INTANGIBLES

DECEMBER 31,                                                 1998                      1997
--------------------------------------------------------------------------------------------
(in thousands)
Goodwill                                                $ 22,091                   $ 35,184
Accumulated amortization                                  (5,342)                    (5,849)
                                                  -----------------------------------------
Goodwill, net                                             16,749                     29,335

Other                                                      3,074                     13,664
Accumulated amortization                                  (1,844)                    (7,949)
                                                  -----------------------------------------
Other, net                                                 1,230                      5,715
                                                  -----------------------------------------
Intangibles, net                                        $ 17,979                   $ 35,050
                                                  =========================================

         In performing the review for impairment on the intangible assets related to Priority Healthcare Services, the Company determined that the loss of key personnel as part of the distribution of Priority and the recent and projected operating results and cash flows were not adequate to support the recorded amount. In the fourth quarter of 1998, the Company wrote off approximately $6 million in goodwill and $2 million in other intangibles, which is presented in the Consolidated Statement of Earnings as part of the unusual items caption. Priority Healthcare Services is a component of the BWI segment.

         The remainder of the reduction is the result of the distribution of Priority at December 31, 1998.

NOTE 7 - RELATED PARTY TRANSACTIONS

         At December 31, 1998 and 1997, the Company held a note receivable with a principal balance of $3.2 million from the Chief Executive Officer of the Company in connection with his exercise of stock options granted to him under the 1993 Stock Option and Incentive Plan. This note, which bears interest at 6.5% per annum, matures on December 16, 2000 and provides for annual interest only payments, beginning in 1998, with outstanding interest and principal to be repaid at maturity. In 1998, other income includes $200,000 of interest income related to this note.

         At December 31, 1998, the Company owed Priority $16.5 million. This amount is due on demand and represents loans of excess cash balances of Priority to the Company on a short-term basis, bearing interest at the Company's average incremental borrowing rate. At December 31, 1998, the incremental borrowing rate was 6.3%.

NOTE 8 - INCOME TAXES

         The provision for income taxes includes state income taxes of $3,110,000, $2,657,000 and $2,113,000 in 1998, 1997 and 1996, respectively.

         The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

YEAR ENDED DECEMBER 31,                                                1998                 1997                  1996
------------------------------------------------------------------------------------------------------------------------
Percentage of earnings before taxes:
U.S. federal statutory rate                                           35.0%                 35.0%                35.0%
State and local taxes on income, net of
   Federal income tax benefit                                          5.1%                  4.4%                 4.4%
Nondeductible element of restricted
   stock grants                                                        6.2%
Other                                                                   .8%                   .6%                 2.3%
                                                        ================================================================
Effective rate                                                        47.1%                 40.0%                41.7%
                                                        ================================================================

         Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1998 and 1997:

Deferred tax assets:                                                 1998               1997
                                                                     ----               ----
  Current:
     Accounts receivable                                           $6,635            $ 6,573
     Inventories                                                    1,371                977
     Deferred compensation                                          2,354                765
     Other, net                                                     1,146              1,392
                                                           -----------------------------------
Subtotal                                                           11,506              9,707

  Long-term:
     Acquired net operating loss benefits                             368                425
     Intangibles                                                    2,327
                                                           -----------------------------------
Subtotal                                                            2,695                425
                                                           -----------------------------------

Total deferred tax assets                                         $14,201           $ 10,132
                                                           ===================================

Deferred tax liabilities:
  Current                                                      $             $

  Long-term:
   Fixed assets                                                    $5,897            $ 4,129
   Intangibles                                                                           639
                                                           -----------------------------------
Subtotal                                                            5,897              4,768
                                                           -----------------------------------

Total deferred tax liabilities                                     $5,897            $ 4,768
                                                           ===================================

         In connection with the acquisition of Goold, the Company acquired federal net operating loss carryforwards of $2.3 million. Due to certain tax law limitations, annual utilization of the carryforward is limited to $163,000. The remaining tax loss carryforward at December 31, 1998 is $1.2 million. The carryover period expires in 2006.


 NOTE 9 - LONG-TERM DEBT

         The long-term debt at December 31, 1998 is comprised of a mortgage obligation. In 1997, the balance included a private placement of $30 million Senior Notes due December 27, 1999 which was classified in short-term borrowings as of December 31, 1998. The remaining balance in 1997 related to mortgage obligations, and certain other obligations related to the purchase of the IV One Companies and Priority Healthcare Services Corporation. The remaining $1.2 million obligation, which related to the purchase of Priority Healthcare Services, was included as a reduction of the fourth quarter unusual items charge resulting from the litigation settlement agreement on December 31, 1998.

         On September 24, 1992 and October 20, 1992, the Company concluded a public offering of $65,000,000 and $2,350,000, respectively, of 6 1/2% Convertible Subordinated Debentures, due 2002, for approximately $65,565,000, net of underwriting and other costs. On August 27, 1997, the Company called for redemption on September 12, 1997 all of these Debentures at a redemption price of $1,039 per $1,000 principal amount of Debentures plus accrued interest through the redemption date. Debenture holders could elect to convert their debentures into shares of common stock of the Company through September 12, 1997. Holders of all but $119,000 principal amount of the $67,350,000 outstanding Debentures elected to convert their Debentures into common stock at the rate of 50.4 shares of common stock for each $1,000 principal amount of Debentures. The redemption reduced the Company's long-term debt by $67,350,000 and increased by 3.4 million the number of issued shares of the Company's common stock.

NOTE 10 - PROFIT SHARING PLAN

         The Company and its subsidiaries maintain a qualified Profit Sharing Plan ("Profit Sharing Plan") for eligible employees. All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 21.

         The annual contribution of the Company and its subsidiaries to the Profit Sharing Plan is at the discretion of the Board and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The Company's contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were $1,785,000, $1,576,000 and $1,334,600, respectively.

         Subject to limitations imposed by the Internal Revenue Code, a Participant may have a percentage of his or her compensation withheld from pay and contributed to the Profit Sharing Plan and make "rollover" contributions to the Profit Sharing Plan of qualifying distributions from other employers' qualified plans.

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

NOTE 11 - MINORITY INTEREST

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

         See Note 2 for discussion of the Company's distribution of Priority.

NOTE 12 - CAPITAL STOCK

         The Company's capitalization presently consists of 40,000,000 authorized shares of Common Stock and 1,000,000 authorized shares of Special Stock. Both the Common Stock and Special Stock have a $.01 par value per share. On June 3, 1998, a 4-for-3 stock split was effected in the form of a stock dividend to shareholders of record at the close of business on May 21, 1998.

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

         On May 20, 1993, the Company's shareholders approved the 1993 Stock Option and Incentive Plan (the "1993 Plan") authorizing 1,000,000 shares of the Company's common stock for sale or award to officers and key employees (including any such officer or employee who holds at least 10% of the Company's common stock) as stock options or restricted stock. Options generally become exercisable over a one to four year period following date of grant and expire 10 years following date of grant. No further awards will be made from the shares of common stock that remained available for grants under the prior stock option plans.

         On May 19, 1994, the Company's shareholders approved amendments to the Company's 1983 Incentive Stock Option Plan, the 1983 Nonqualified Stock Option Plan, the 1987 Stock Option and Incentive Plan and the 1993 Plan to permit the Company's Compensation and Stock Option Committee of the Board of Directors ("Committee") to allow participants under these plans, including the holders of outstanding options, to exercise an option during its term following cessation of employment by reason of death, disability or retirement. Such amendments also permitted the Committee, in its sole discretion, to change the exercise and termination terms of options granted if such changes are otherwise consistent with applicable federal and state laws. In addition, the 1993 Plan was amended to (i) increase from 1,000,000 to 1,500,000 the number of shares authorized for issuance pursuant to awards made under the 1993 Plan; (ii) limit to 100,000 shares the number of shares that any one participant may receive under the 1993 Plan during any calendar year; and (iii) provide that the Board of Directors may amend the 1993 Plan in any respect without shareholder approval, unless such approval is required to comply with Rule 16b-3 under the Securities Exchange Act of 1934 or Section 422 of the Internal Revenue Code of 1986. On May 16, 1996, the Company's shareholders approved an amendment to the 1993 Plan to increase to 3,000,000 the number of shares authorized for issuance pursuant to awards made under the 1993 Plan. At the May 21, 1998 annual shareholders meeting, the Company's shareholders approved an amendment to the 1993 Plan to (i) increase to 4,000,000 (now restated to 5,333,332 as a result of the stock split and to 7,821,973 as a result of the spin-off of Priority, each restatement made pursuant to an anti-dilution provision contained in the 1993 Plan) the number of shares authorized for issuance pursuant to awards made under the 1993 Plan and
(ii) increase to 300,000 the number of shares that any one participant may receive under the 1993 Plan during any calendar year.

         On May 14, 1991, the Company's shareholders approved the Outside Directors Stock Option Plan (the "Directors Plan"). Each eligible director is automatically granted an option to purchase 1,000 shares of the Company's common stock on June 1 of each year beginning in 1991. The option exercise price per share is 85% of the fair market value of one share of common stock on the date of grant. Each option becomes exercisable six months following the date of grant and expires 10 years following the date of grant.

         On December 11, 1998, the Company's Board of Directors adopted the 1998 Non-Qualified Stock Option Plan (the "1998 Non-Qualified Plan"), which reserves for issuance 600,000 shares of the Company's common stock held by the Company as treasury shares. The 1998 Non-Qualified Plan provided for the grant of nonqualified stock options to employees who are not officers or directors of the Company or its affiliates. Under the 1998 Non-Qualified Plan, no individual participant may receive awards for more than 50,000 shares in any calendar year.

         On August 25, 1997, Priority's Board of Directors and the then sole shareholder (the Company) adopted Priority's 1997 Stock Option and Incentive Plan (the "1997 Stock Option Plan"). The 1997 Stock Option Plan reserves for issuance 1,250,000 shares of Priority Class B Common Stock, subject to adjustment in certain events. The 1997 Stock Option Plan provides for the grant of options to purchase shares of Class B Common Stock and restricted shares of Class B Common Stock to officers, key employees and consultants of Priority. Stock options granted under the 1997 Stock Option Plan may be either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("nonqualified stock options"). No individual participant may receive awards for more than 300,000 shares in any calendar year.

         Also on August 25, 1997, Priority's Board of Directors and the then sole shareholder (the Company) adopted Priority's Outside Directors Stock Option Plan ("the Priority Directors Plan"). The number of shares of Priority's Class B Common Stock authorized for issuance pursuant to the Priority Directors Plan is 25,000. Each eligible director is automatically granted an option to purchase 1,000 shares of Priority's Class B Common Stock on June 1 of each year beginning in 1998. The option exercise price per share is equal to the fair market value of one share of Class B Common Stock on the date of grant. Each option becomes exercisable six months following the date of grant and expires 10 years following the date of grant.

           On September 15, 1998, Priority's Board of Directors adopted the Broad Based Stock Option Plan, which reserves for issuance 400,000 shares of Priority Class B Common Stock. The Broad Based Stock Option Plan provides for the grant of nonqualified stock options to key employees who are not officers or directors of Priority or its affiliates. The number of shares which may be granted under the Broad Based Plan during any calendar year shall not exceed 40,000 shares to any one person.

         In accordance with the provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans, and accordingly, generally does not recognize compensation expense related to these options. If the Company had elected to recognize compensation expense based on the fair value of the options at the grant date as prescribed by SFAS 123, pro forma net income and earnings would have been:

                                                         1998             1997             1996
-------------------------------------------------------------------------------------------------
(In thousands, except share data)
Net earnings - as reported                           $ 19,139         $ 23,746          $ 18,006
Net earnings - pro forma                             $ 15,849         $ 21,211          $ 16,019
Earnings per share
 Basic - as reported                                      .89             1.38              1.19
 Basic - pro forma                                        .74             1.23              1.06
 Diluted - as reported                                    .84             1.19              1.01
 Diluted - pro forma                                      .70             1.07               .92


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended:

                                                   1998                 1997               1996
                                         ----------------------------------------------------------
Company Options
  Risk free interest rates                         5.31%               5.71%              6.05%
  Expected dividend yields                          .16%                .26%               .41%
  Expected life of options                         4.34                4.66               4.60
  Volatility of stock price                       28.85%              27.23%             29.43%
  Weighted average fair
      value of options                           $ 9.34             $ 10.16             $ 6.20

Priority Options
  Risk free interest rates                         5.02%               5.90%
  Expected dividend yields                          .00%                .00%
  Expected life of options                         4.71                4.60
  Volatility of stock price                       55.94%              54.79%
  Weighted average fair
      value of options                           $ 9.65             $  7.52

         Compensation expense based on the fair value of options granted prior to January 1, 1995 was not included in the preceding pro forma calculations. Therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 Changes in stock options under the Company's plans are shown below, (All historical shares and per share amounts have been restated to reflect the 4-for-3 stock split):


                                                    NUMBER OF SHARES      OPTION PRICE PER SHARE
------------------------------------------------------------------------------------------------
Options outstanding
   at December 31, 1995                              3,722,372             $  4.07 to $14.54

Forfeited during 1996                                  (75,466)            $  8.63 to $13.59
Granted during 1996                                  1,131,697             $ 10.92 to $15.06
Exercised during 1996                                 (411,537)            $  4.07 to $13.22
                                                    ---------------------

Options outstanding
   at December 31, 1996                              4,367,066             $  4.07 to $15.06

Forfeited during 1997                                  (52,217)            $  5.16 to $17.72
Granted during 1997                                  1,088,794             $ 13.22 to $23.63
Exercised during 1997                               (1,160,182)            $  4.07 to $15.06
                                                    ---------------------

Options outstanding
   at December 31, 1997                              4,243,461             $  4.38 to $23.63

Forfeited during 1998                                 (146,623)            $  8.63 to $28.45
Granted during 1998                                     27,281             $ 20.95 to $31.94
Exercised during 1998                               (1,445,905)            $  4.38 to $23.63
                                                    ---------------------

Options outstanding
   at December 31, 1998                              2,678,214             $  7.41 to $31.94


Effect of Spin-off of
    Priority Healthcare (1)                          2,394,938
                                                    ---------------------

Converted options outstanding
    at December 31, 1998                             5,073,152             $  3.91 to $16.86
                                                    =============================================

Exercisable
   at December 31, 1998                              3,326,658             $  3.91 to $12.47
                                                    =============================================

Available for grant
   at December 31, 1998                              1,330,620
                                                    =====================

(1) As a result of the spin-off of Priority, in order to preserve the economic value of the outstanding stock options, effective after the close of business on December 31, 1998, all such outstanding options were converted pursuant to anti-dilution provisions contained in the various stock option plans. As these options were converted in accordance with accounting principles issued by the Financial Accounting Standards Board, no compensation expense was recorded as a result of such conversion.

         In certain cases, the exercise of stock options results in state and federal income tax deductions to the Company on the difference between the market price at the date of exercise and the option price. The tax benefits obtained from these deductions are included in additional paid in capital.

         Additional information regarding the Company's options outstanding at December 31, 1998 is shown below:

                                                         EXERCISE PRICE RANGE
----------------------------------------------------------------------------------------------------------------------

                                         $3.91-$6.98             $7.18-$9.97           $11.06-$16.86            TOTAL
----------------------------------------------------------------------------------------------------------------------
Number of options
 outstanding                               2,269,529               1,019,408               1,784,215        5,073,152

Weighted average
 exercise price                                $5.91                   $7.25                  $12.49            $8.49

Weighted average remaining
 contractual life                               5.76                    7.96                    8.96             7.33

Number of shares
 exercisable                               1,972,763                 580,677                 773,218        3,326,658

Weighted average
 exercisable price                             $5.78                   $7.26                  $12.44            $7.59


         Changes in stock options under all of Priority's plans are shown below

                                                    NUMBER OF        OPTION PRICE PER SHARE
                                                    SHARES
---------------------------------------------------------------------------------------------
Options outstanding
   at December 31, 1996

Forfeited during 1997                                  (13,800)       $  14.50 to $14.50
Granted during 1997                                    473,050        $  14.50 to $15.00
Exercised during 1997
                                                    ----------------

Options outstanding
   at December 31, 1997                                459,250        $  14.50 to $15.00
                                                    ================

Forfeited during 1998                                  (29,120)       $  14.50 to $20.00
Granted during 1998                                    601,953        $  12.24 to $20.00
Exercised during 1998
                                                    ----------------

Options outstanding
   at December 31, 1998                              1,032,083        $  12.24 to $20.00
                                                    ================

         During 1998, the Company issued 350,000 (restated to 466,667 to reflect the stock split) restricted stock grants to certain key executives with a grant date fair value of $35.25 per share. Pending the lapse of the forfeiture and transfer restrictions established by the Compensation and Stock Option Committee, the grantee generally will have all the rights of a shareholder, including the right to vote the shares and the right to receive all dividends thereon. Upon issuance of the restricted stock grants, unearned compensation equivalent to the market value at the date of grant was recorded as unamortized value of restricted stock and is being charged to earnings over the period during which the restrictions lapse. Compensation expense related to these restricted stock grants of $1.6 million was recorded in the first nine months of 1998. The remaining $11.1 million was recorded in the fourth quarter as part of the unusual items when the lapse of the forfeiture and transfer restrictions on the restricted stock was accelerated by the Compensation and Stock Option Committee.

NOTE 13 - COMMITMENTS

         The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2004, with options to renew for various periods. Minimum commitments under leases aggregate $1,562,000 for 1999, $1,569,000 for 2000, $1,307,000 for 2001, $992,000 for 2002 and $739,000
for 2003.

         The consolidated rent expense for the years ended December 31, 1998, 1997 and 1996 was $2,272,000, $2,107,000 and $1,520,000, respectively, of which none pertained to leases of one year or less for 1998 and approximately $1,034,000 in 1997 and $209,000 in 1996 which pertained to leases with terms of one year or less.

         In 1998, the Company completed construction of a new 180,000 square foot, five-story office building in Indianapolis, Indiana. This building provides space for the accounting, human resources, information systems, purchasing and sales and marketing departments, along with the Company's executive offices and related staff. Subject to favorable market conditions, the Company through its wholly-owned subsidiary, College Park Plaza Associates, Inc., intends to sell the building to a third party and then lease back the top two floors.

         In 1998, the Company entered into operating lease agreements for the bottom three floors of the newly constructed office building in Indianapolis, Indiana. The rental income received in 1998 was immaterial. Minimum future rentals on noncancelable leases aggregate $1,268,000 for 1999 and $1,506,000 per year for 2000, 2001, 2002 and 2003.

NOTE 14 -  MAJOR CUSTOMERS

              The Company services customers in 37 states and Puerto Rico from its 14 distribution centers located in 13 states. Its principal customers are chain drug companies that operate their own warehouses. Other customers include independent drug stores, chain drug stores, supermarkets and mass merchandisers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The following chain drug warehouse customers each accounted for over 10% of the Company's net sales during the years shown: Eckerd Corporation (18%) and CVS (17%) in 1998; CVS (22%), Rite Aid Corporation (18%) and Eckerd Corporation (16%) in 1997; and Eckerd Corporation (17%), Rite Aid Corporation (14%) and Revco D.S., Inc. (12%) in 1996. Sales to these customers aggregated 35%, 56% and 43% of net sales in 1998, 1997 and 1996, respectively. The Company sells inventory to its chain drug warehouse and other customers on various payment terms. This entails accounts receivable exposure, especially if any of its chain warehouse customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers and, when feasible, obtains security interests in the inventory sold, there can be no assurance that the Company will not incur the write-off or writedown of chain drug accounts receivable in the future.

         During the second quarter of 1998, Rite Aid informed the Company that Rite Aid signed a supply agreement with another wholesaler that began in May 1998. In 1997, Rite Aid comprised 18% of the Company's sales. Sales to Rite Aid were predominantly to their warehouses. The loss of this customer did not have a material adverse impact on the Company's results of operations.

NOTE 15 - STATEMENT OF CASH FLOWS

         Cash paid for interest expense and income taxes was as follows:

DECEMBER 31,                   1998                     1997                    1996
(in thousands)
Interest                     $ 19,632                  $14,129                 $13,126
Income taxes                 $ 14,941                  $16,935                 $13,640

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

         In January 1996, the Company formed a new subsidiary, National Infusion Services, Inc. ("NIS"). Effective February 8, 1996, the Company through its NIS subsidiary purchased the assets of the infusion services division of Infectious Disease of Indiana P.S.C. NIS is a provider of quality care to patients in a variety of settings. In February 1997, the corporate name was changed from NIS to Priority Healthcare Services Corporation. The Company acquired the assets of NIS for approximately $9 million in cash and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. As discussed in Note 6 and Note 9 above, the remaining balance of the intangible assets and the long-term obligation were written off as part of the unusual items caption in the fourth quarter of 1998.

         Effective July 31, 1997, the Company purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company ("TWD"). The Company expended approximately $27 million for the acquisition of TWD, which approximated the fair value of the net assets acquired. During 1998, the Company closed the TWD divisions located in Baltimore, Maryland and Tampa, Florida. The customers of these divisions are serviced from existing facilities. The Company recognized a liability related to the closure of the facilities of $413,000 as of December 31, 1997. The Company offered all employees an opportunity to interview for openings elsewhere in the Company and agreed to pay a lump sum relocation cost to those that relocated. Employees who did not relocate and worked up to the designated date of his/her separation of employment received a benefits and compensation package based on his or her tenure with the Company. The plan also included operational and data processing costs associated with the closure. Both facilities were closed in 1998 and the costs associated with those closures were paid and approximated the liability established.

         Effective August 6, 1997, Priority acquired substantially all of the operating assets and assumed most of the liabilities of Grove Way Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, California. The amount expended approximated the fair value of the net assets acquired.

NOTE 16 - LEGAL PROCEEDINGS

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

         Several of the manufacturer defendants and the class plaintiffs have reached settlement agreements. The trial against the remaining defendants, including the Company, began on September 14, 1998. On November 30, 1998, the Court granted all remaining defendants' motions for judgments as a matter of law, dismissing all class claims against the Company and other defendants. The class plaintiffs' appeal of the Court's ruling is pending.

         At this time, the Company is a defendant in 115 additional cases brought by plaintiffs who "opted out" of the federal class action described above. One hundred eleven of these complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The four remaining complaints add allegations that the defendants' conduct violated state law. The damages period in these cases begins in October 1993. The Company has denied the allegations in all of these complaints.

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

         On June 16, 1998, a suit was filed in the Circuit Court for Cocke County, Tennessee purportedly on behalf of consumers of prescription drugs in the following states: Tennessee, Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia and Wisconsin. Graves et al. v. Abbott Laboratories et al., Civil Action No. 25,109-00. The complaint charges that pharmaceutical manufacturers and wholesalers, including the Company, engaged in a price-fixing conspiracy in violation of the Tennessee's Trade Practices Act and Consumer Protection Act, and the unfair or deceptive trade practices statutes of the other jurisdictions named therein. The Company has denied the allegations of the complaint.

         On October 21, 1994, the Company entered into an agreement with the other wholesalers and pharmaceutical manufacturers covering all of the cases listed above. Among other things, the agreement provides that for all judgments that might be entered against both the manufacturer and wholesaler defendants, the Company's total exposure for joint and several liability is limited to $1,000,000 and the wholesaler defendants are indemnified for $9,000,000 in related legal fees and expenses. The effect of the previously noted settlements on the agreement is that the Company will continue to receive reimbursement of some, if not all, of its legal fees and expenses in excess of its proportionate share of the $9,000,000.

         The Company is unable to form a reasonably reliable conclusion regarding the likelihood of a favorable or unfavorable outcome of these cases, each of which is being defended vigorously. The Company believes the allegations of liability are without merit with regard to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition or liquidity. Adverse decisions, although not anticipated, could have an adverse material effect on the Company's results of operations.

         On October 7, 1996, the Company and its subsidiary, National Infusion Services (now known as Priority Healthcare Services Corporation) ("PHSC"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana . Dr. Slama is a former director of the Company and formerly was Chief Executive Officer and President of PHSC. The complaint alleged breach of contract and defamation arising from the termination of Dr. Slama's employment with PHSC in October 1996. On October 26, 1998, Dr. Slama filed a Second Amended Complaint which added Priority and William E. Bindley as defendants and stated additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. Pursuant to an Indemnification and Hold Harmless Agreement the Company indemnified and held harmless Priority and its subsidiaries from and against any and all costs, damages, charges and expenses (including without limitation legal and other professional fees) which Priority might incur or which may be charged against Priority in any way based upon, connected with or arising out of the lawsuit filed by Dr. Slama. The Company, PHSC, Priority and Mr. Bindley answered the complaint, denied the merits of Dr. Slama's claims, and also filed a counterclaim against Dr. Slama which sought, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. On December 31, 1998, a Settlement Agreement was executed by and among the parties named above pursuant to which mutual releases were obtained, and on January 4, 1999, a one-time payment of $875,000 was made by the Company to Dr. Slama. The corresponding Joint Stipulation of Dismissal was approved by the Court on January 11, 1999. This one time payment, and approximately $150,000 of legal costs, were included in the unusual item charge recorded in the fourth quarter of 1998.

         On January 11, 1996, the Company was informed by the U.S. Attorney's office in Indianapolis that the Drug Enforcement Administration ("DEA") was alleging multiple violations of the recordkeeping and reporting regulations of the Controlled Substances Act ("Act") resulting from a routine inspection of the Company's Indianapolis Distribution Center during January and February 1994. On November 7, 1996, the Company entered into a Civil Consent Decree with the United States and the DEA resolving all issues relating to its Indianapolis Distribution Center's alleged failure to comply with the Act. In exchange for the settlement of all civil and administrative issues, the Company paid $700,000, and agreed to pay an additional $300,000 if the Company did not substantially comply with the terms of the Civil Consent Decree over the next two years. The settlement charge recognized by the Company in 1996 included professional fees of $112,000. On December 15, 1998, the Company was advised by the U. S. Attorney's office in Indianapolis that the Company had fully complied with the terms of the 1996 Civil Consent Decree and, accordingly, the civil penalty of $300,000 would not be imposed.

NOTE 17 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 1998, 1997 and 1996.

                                                1998                      1997                        1996
                            --------------------------------------------------------------------------------
(in thousands, except per share data)
Basic:
Net earnings                              $    19,139                $    23,746                 $    18,006
Weighted shares
Outstanding                                21,546,734                 17,184,178                  15,109,972
Per share amount                          $       .89                $      1.38                 $      1.19

Diluted:
Net earnings                              $    19,139                $    23,746                 $    18,006
6 1/2% convertible
  debentures                                                               1,889                       2,654
Diluted earnings                          $    19,139                $    25,635                 $    20,660
Weighted shares
  Outstanding                              21,546,734                 17,184,178                  15,109,972
Debentures                                                             3,144,973                   4,529,635
Stock Options                               1,063,904                  1,178,995                     720,594
Restricted Stock                              111,483
Diluted Shares                             22,722,121                 21,508,146                  20,360,201
Per share amount                          $       .84                $      1.19                 $      1.01

The earnings per share for 1997 and 1996 have been restated to give effect for the 4-for-3 stock split.

See Note 12 regarding changes to outstanding options at the close of business on December 31, 1998.


NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the quarterly financial data for 1998 and 1997.

                                            FIRST                SECOND            THIRD              FOURTH
                                          QUARTER               QUARTER          QUARTER             QUARTER
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
1998
   Net sales                           $1,961,771            $1,848,048       $1,813,210          $1,998,323
   Gross margin                            43,124                47,241           48,222              52,971
   Net earnings                             7,574                 8,172            7,908              (4,515)
   Earnings per share:
     Basic (1)                         $     0.36            $     0.38       $     0.37          $    (0.21)
     Diluted (1)                             0.34                  0.36             0.35               (0.21)

1997
   Net sales                           $1,634,663            $1,811,028       $1,812,468          $2,051,763
   Gross margin                            32,831                33,997           35,777              40,043
   Net earnings                             5,521                 5,554            5,523               7,147
   Earnings per share:
     Basic (1)                         $     0.36            $     0.36       $     0.33          $     0.34
     Diluted (1)                             0.30                  0.29             0.28                0.32


(1) The earnings per share for 1997 and the first quarter of 1998 have been restated to give effect for the 4-for-3 stock split effected in the form of a dividend on June 3, 1998 to shareholders of record on May 21, 1998.

         SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 1999       BINDLEY WESTERN INDUSTRIES, INC.

                        By /s/ William E. Bindley
                           -------------------------------
                               William E. Bindley
                               Chairman, President
                               and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                         TITLE                               DATE
/s/ William E. Bindley
------------------------------
    William E. Bindley                           Chairman of the Board and President
                                                 (Principal Executive Officer); Director           March  25, 1999
/s/ William F. Bindley, II
------------------------------
    William F. Bindley, II                       Director
                                                                                                   March  25, 1999
/s/ Keith W. Burks
------------------------------
    Keith W. Burks                               Executive Vice President; Director
                                                                                                   March  25, 1999
/s/ Seth B. Harris
------------------------------
    Seth B. Harris                               Director
                                                                                                   March  25, 1999
/s/ Robert L. Koch, II
------------------------------
    Robert L. Koch, II                           Director
                                                                                                   March  25, 1999
/s/ Michael D. McCormick
------------------------------
    Michael D. McCormick                         Executive Vice President, General Counsel
                                                 and Secretary; Director                           March  25, 1999
/s/ J. Timothy McGinley
------------------------------
    J. Timothy McGinley                          Director
                                                                                                   March  25, 1999
/s/ James K. Risk, III
------------------------------
    James K. Risk, III                           Director
                                                                                                   March  25, 1999
/s/ Thomas J. Salentine
------------------------------
    Thomas J. Salentine                          Executive Vice President and Chief Financial
                                                 Officer (Principal Accounting and Financial       March  25, 1999
                                                 Officer); Director

/s/ K. Clay Smith
------------------------------
    K. Clay Smith                                Director
                                                                                                   March  25, 1999

/s/Carolyn Woo
------------------------------
   Carolyn Woo                                   Director
                                                                                                   March  25, 1999

                                INDEX TO EXHIBITS

                                                                                                          Page No.
       Exhibit                                                                                              This
         No.                                              Description                                      Filing
     ----------              --------------------------------------------------------------------        ----------
         3-A           1     (i)Amended and Restated Articles of Incorporation of
                             Registrant..........................................................

                       2     (ii)Amendment to Restated Articles of Incorporation increasing number of authorized shares.........................................

                       3     (iii)Amendment to Restated Articles of Incorporation establishing terms of Class A Preferred Stock....................................

                       17    (iv)Amendment to Restated Articles of Incorporation increasing number of authorized shares.........................................

         3-B           18    Restated By-Laws of Registrant, as amended to date..................

         4-A                 Third Amended and Restated Credit Agreement, dated as of December
                             28, 1998, by an among Registrant, NationsBank, N.A., The Bank of
                             Tokyo-Mitsubishi, Ltd., KeyBank National Association, Suntrust Bank,
                             Central Florida, N.A., National City Bank of Indiana, Fifth Third
                             Bank, Indiana, (f/k/a The Fifth Third Bank of Central Indiana), The
                             Northern Trust Company, NBD Bank, N.A., and Bank One, Indiana, NA,
                             as Agent ...........................................................
                                                                                                          ---------

         4-B                 Receivables Purchase Agreement, dated as of
                             December 28, 1998, among Bindley Western Funding
                             Corporation, Falcon Asset Securitization
                             Corporation, NBD Bank, N.A., KeyBank National
                             Association, Comerica Bank, NationsBank, N.A.,
                             Fifth Third Bank, Indiana, National City Bank of
                             Indiana, and The First National Bank of Chicago, as
                             Agent...............................................................
                                                                                                          ---------



                              Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument with respect to other issues of Registrant's long-term debt, the authorized principal amount of which does not exceed 10% of Registrant's total assets on a consolidated basis.


                                                                                                          Page No.
       Exhibit                                                                                              This
         No.                                              Description                                      Filing
     ----------               -------------------------------------------------------------------        ----------
        10-A*            6    (iii)Employee Benefit Trust Agreement of Registrant dated November
                              30, 1990...........................................................

                         5    (v)Split Dollar Insurance Agreement dated December 11, 1992 between
                              Registrant and William F. Bindley, II and K. Clay Smith as trustees of the William E. Bindley Irrevocable
                              Trust..............................................................

                         5    (vi)The William E. Bindley Trust Agreement dated December 11, 1992 between William E. Bindley, grantor, and William F. Bindley, II and
                              K. Clay Smith, trustees............................................

        10-B*            7    (i)Nonqualified Stock Option Plan of Registrant....................

                        10    (ii)Amendment to the Nonqualified Stock Option Plan of
                              Registrant.........................................................

        10-C*            7    (i)Incentive Stock Option Plan of Registrant.......................

                        10    (ii)Amendment to the Incentive Stock Option Plan of
                              Registrant.........................................................

        10-D*            8    (i)1987 Stock Option and Incentive Plan of Registrant..............

                         9    (ii)Amendment to 1987 Stock Option and Incentive
                              Plan...............................................................

                         9    (iii)Outside Directors Stock Option Plan of Registrant.............

                        10    (iv)Amendment to the 1987 Stock Option and Incentive Plan of
                              Registrant.........................................................

        10-E*            5    (i)1993 Stock Option and Incentive Plan of Registrant..............

                        10    (ii) First Amendment to the 1993 Stock Option and Incentive Plan of
                              Registrant.........................................................

                        14    (iii) Second Amendment to the 1993 Stock Option and Incentive Plan

                              of Registrant .....................................................

                        20    (iv)Third Amendment to the 1993 Stock Option and Incentive Plan of
                              Registrant.........................................................

                        21    (v)Fourth Amendment to the 1993 Stock Option and Incentive Plan of
                              Registrant.........................................................

                                                                                                          Page No.
       Exhibit                                                                                              This
         No.                                              Description                                      Filing
     ----------               -------------------------------------------------------------------        ----------
        10-F            15    Subordinated Promissory Note between Registrant and Priority
                              Healthcare Corporation ............................................

        10-G            16    Revolving Credit Promissory Note between Registrant and Priority
                              Healthcare Corporation ............................................

        10-I            23    Revolving Credit Promissory Note between Registrant (Maker)
                              and Priority Healthcare Corporation (Holder).......................

        10-H             4    Distribution Agreement, dated as of October 23, 1998, between
                              Registrant and Priority Healthcare Corporation.....................

        10-J*           13    Form of Termination Benefits Agreement, dated April 1, 1996, between Registrant and each of William E. Bindley, Keith W. Burks,
                              Michael D. McCormick, and Thomas J. Salentine......................

        10-V            19    (i)Agreement dated July 14, 1997 between Eaton & Lauth Real Estate
                              Services, Inc. and Registrant......................................

                        19    (ii)Assignment and Assumption Agreement dated January 14, 1998 between College park Plaza Associates, Inc. and Registrant.........

        10-Y            12    Collective Bargaining Agreement dated October 21, 1994 between
                              J.E. Goold & Co. and Truck Drivers, Warehousemen and Helpers Union
                              Local No. 340......................................................

        10-Z*           10    (i)401(k) Profit Sharing Plan (Nonstandardized) Adoption Agreement
                              of Registrant, effective January 1, 1994...........................

                        11    (ii)Amendment to page 4 of the 401(k) Profit Sharing Plan
                              (Nonstandardized) Adoption Agreement of Registrant, effective
                              January 1, 1994....................................................

                        12    (iii)401(k) Profit Sharing Plan (Nonstandardized) Adoption
                              Agreement of Registrant, effective January 1, 1996.................

                        12    (iv)Amendment to page 6 of the 401(k) Profit Sharing Plan
                              (Nonstandardized) Adoption Agreement of Registrant, effective
                              January 1, 1996....................................................

                                                                                                          Page No.
       Exhibit                                                                                              This
         No.                                              Description                                      Filing
     ----------               -------------------------------------------------------------------        ----------
                        19    (v)Amendment to Item B.3 of the 401(k) Profit Sharing Plan
                              (Nonstandardized) Adoption Agreement of Registrant, effective
                              October 1, 1997 ...................................................

                        19    (vi)401 (k)  Profit Sharing Plan (Nonstandardized) Participation
                              Agreement of Registrant, effective July 31, 1997...................

                        19    (vii)401 (k)  Profit Sharing Plan (Nonstandardized) Participation
                              Agreement of Registrant, effective August 8, 1997..................

                        22    (viii)Profit Sharing Plan of Bindley Western Industries, Inc. &
                              Subsidiaries (PRISM(R) Prototype Retirement Plan and Trust)........

       10-AA*           11    (i)Form of Profit Sharing Excess Plan and related Trust between
                              Registrant and each of William E. Bindley, Keith W. Burks, Michael
                              D. McCormick, and Thomas J. Salentine..............................

                        11    (ii)Form of 401(k) Excess Plan and Related Trust between
                              Registrant and each of William E. Bindley, Keith W. Burks,
                              Michael D. McCormick, and Thomas J. Salentine......................

                        12    (iii)First Amendment to 401(k) Excess Plan.........................

                        19    (iv)Form of Profit Sharing Excess Plan, restated as of
                              January 1, 1996, between Registrant and each of William E. Bindley,
                              Keith W. Burks, Michael D. McCormick, Robert L. Myers, and
                              Thomas J. Salentine................................................

                        19    (v)Form of 401(k) Excess Plan, restated as of January 1, 1996, between Registrant and each of William E. Bindley, Keith W. Burks,
                              Michael D. McCormick, Robert L. Myers, and Thomas J. Salentine.....

       10-BB*                 1998 Non-Qualified Stock Option Plan of Registrant, as amended.....         ----------

         21                   List of subsidiaries of Registrant.................................         ----------

         23                   Written Consent of PriceWaterhouseCoopers LLP......................         ----------

                                                                                                          Page No.
       Exhibit                                                                                              This
         No.                                              Description                                      Filing
     ----------               ------------------------------------------------------------------------   ----------
         27                   Financial Data Schedule.................................................
                                                                                                         ----------

---------------

*The indicated exhibit is a management contract, compensating plan, or arrangement required to be filed by Item 601 of Regulation S-K.


 1 The copy of this exhibit filed as the same exhibit number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 is incorporated herein by reference.

 2 The copy of this exhibit filed as Exhibit 4(a)(ii) to the Registrant's Registration Statement on Form S-3 (Registration No. 33-45965) is incorporated herein by reference.

 3 The copy of this exhibit filed as Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated herein by reference.

 4 The copy of this exhibit filed as Exhibit 10 to the Registrant's Current Report on Form 8-K, as filed with the Commission on January 4, 1999, is incorporated herein by reference.

 5 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

 6 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

 7 The copy of this exhibit filed as the same exhibit number to the Registrant's Registration Statement on Form S-1 (Registration No. 2-84862) is incorporated herein by reference.

 8 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

 9 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference.

 10 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated herein by reference.

 11 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference.

 12 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference.

 13 The copy of this exhibit filed as exhibit 10-CC to the Registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.

   14 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

   15 The copy of this exhibit filed as Exhibit 10-K to Priority Healthcare Corporation's Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.

   16 The copy of this exhibit filed as Exhibit 10-N to priority Healthcare Corporation's Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.

   17 The copy of this exhibit filed as Exhibit 4.1 (iv) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57975) is incorporated herein by reference.

   18 The copy of this exhibit filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57975) is incorporated herein by reference.

   19 The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

   20 The copy of this exhibit filed as Exhibit 4.3 (iv) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-60279) is incorporated herein by reference.

   21 The copy of this exhibit filed as Exhibit 4.3 (v) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-60279) is incorporated herein by reference.

   22 The copy of this exhibit filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-57975) is incorporated herein by reference.

   23 The copy of this exhibit filed as Exhibit 10-G(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

   99 Form 11-K Annual Report of the Profit Sharing Plan of Bindley Western Industries, Inc. & Subsidiaries for the Year ended December 31, 1998 (to be filed by amendment).