Form 10-Q
period 1999-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 1999-05-17
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    March 31, 1999

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

Yes      x                 No _________



The number of shares of Common Stock outstanding as of March 31, 1999 was 22,729,653.

                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                (000's omitted except share data)
                                           (unaudited)



                                                            Three-month period ended
                                                                    March 31,
                                               ----------------------------------------------------
                                                                 1999                         1998
                                               ----------------------------------------------------

Revenues:
  Net sales from stock                                    $ 1,216,572                    $ 897,410
  Net brokerage sales                                         758,385                    1,064,361
                                               ----------------------------------------------------
  Total net sales                                           1,974,957                    1,961,771
  Other income                                                    483                          615
                                               ----------------------------------------------------
                                                            1,975,440                    1,962,386
                                               ----------------------------------------------------
Cost and expenses:
  Cost of products sold                                     1,927,781                    1,918,647
  Selling, general and administrative                          25,299                       24,605
  Depreciation and amortization                                 2,009                        1,946
  Interest                                                      5,524                        3,990
                                               ----------------------------------------------------
                                                            1,960,613                    1,949,188
                                               ----------------------------------------------------

Earnings before income taxes                                   14,827                       13,198
                                               ----------------------------------------------------

Provision for income taxes                                      5,894                        5,246
Minority interest in net income of
 consolidated subsidiary                                                                       378

                                               ====================================================
Net earnings                                                  $ 8,933                      $ 7,574
                                               ====================================================



Earnings per share:
  Basic                                                        $ 0.40                       $ 0.36
  Diluted                                                      $ 0.36                       $ 0.34

Average shares outstanding:
  Basic                                                    22,607,443                   21,144,477
  Diluted                                                  24,730,849                   22,503,347



                  (See accompanying notes to consolidated financial statements)


                         BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                 (000's omitted except share data)


                                                                      (unaudited)
                                                                        March 31,       December 31,
                                                                             1999               1998
                                                                -------------------------------------
Assets
Current assets:
 Cash                                                                     $ 9,507           $ 42,982
 Accounts receivable, less allowance for doubtful
  accounts of $4,070 for 1999 and $3,558 for 1998                         518,756            453,552
 Finished goods inventory                                                 645,691            659,484
 Deferred income taxes                                                     12,106             11,506
 Other current assets                                                       9,478              8,282
                                                                -------------------------------------
                                                                        1,195,538          1,175,806
                                                                -------------------------------------
                                                                -------------------------------------
Other assets                                                                   28                 38
                                                                -------------------------------------
Fixed assets, at cost                                                     124,850            119,243
 Less: accumulated depreciation                                           (28,297)           (26,491)
                                                                -------------------------------------
                                                                           96,553             92,752
                                                                -------------------------------------
                                                                -------------------------------------
Intangibles                                                                17,797             17,979
                                                                -------------------------------------
                                                                =====================================
  Total assets                                                        $ 1,309,916        $ 1,286,575
                                                                =====================================

Liabilites and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                                  $ 122,500           $ 19,500
Securitized borrowings                                                    237,963            224,163
Private placement debt                                                     30,000             30,000
 Accounts payable                                                         547,913            640,540
Note payable to Priority Healthcare Corporation                            13,166             16,517
 Other current liabilities                                                 16,815             18,684
                                                                -------------------------------------
                                                                          968,357            949,404
                                                                -------------------------------------
                                                                -------------------------------------
Long-term debt                                                                618                628
                                                                -------------------------------------
                                                                -------------------------------------
Deferred income taxes                                                       3,202              3,202
                                                                -------------------------------------

Shareholders' equity:
Common stock, $.01 par value authorized 40,000,000 shares;
 issued 23,602,712 and 23,433,919 shares, respectively                      3,379              3,376
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                                215,102            213,462
Note receivable from officer                                               (3,283)            (3,228)
Retained earnings                                                         138,869            130,412
                                                                -------------------------------------
                                                                          354,067            344,022
Less:  shares in treasury-at cost
 873,059 and 689,161 shares, respectively                                 (16,328)           (10,681)
                                                                -------------------------------------
                                                                -------------------------------------
  Total shareholders' equity                                              337,739            333,341
                                                                -------------------------------------
                                                                -------------------------------------
Commitments and contingencies
                                                                -------------------------------------
                                                                =====================================
  Total liabilities and shareholders' equity                          $ 1,309,916        $ 1,286,575

                                                                =====================================

                   (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)


                                                                             Three-month period ended
                                                                                    March 31,
                                                                  -----------------------------------------------
                                                                                 1999                       1998
                                                                  -----------------------------------------------
Cash flow from operating activities:
  Net income                                                                  $ 8,933                    $ 7,574
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                               2,009                      1,946
    Minority interest                                                                                        378
    Deferred income taxes                                                        (600)                      (600)
    Gain on sale of fixed assets                                                                             (47)


Change in assets and liabilities, net of acquisition:
  Accounts receivable                                                         (65,204)                    58,462
  Finished goods inventory                                                     13,792                     (9,891)
  Accounts payable                                                            (92,627)                   (99,608)
  Other current assets and liabilities                                         (3,076)                     2,817
                                                                  -----------------------------------------------
    Net cash used by operating activities                                    (136,773)                   (38,969)
                                                                  -----------------------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                    (5,607)                    (9,584)
  Proceeds from sale of fixed assets                                                -                         79
                                                                  -----------------------------------------------
    Net cash used by investing activities                                      (5,607)                    (9,505)
                                                                  -----------------------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                                   1,642                      5,145
  Addition (reduction) in long term debt                                          (10)                       (20)
  Related party note receivable                                                   (54)                       (53)
  Payments on note payable Priority Healthcare Corporation                     (3,350)
  Proceeds under line of credit agreement                                     401,500                    547,500
  Payments under line of credit agreement                                    (298,500)                  (516,500)
  Proceeds from securitized borrowings                                         13,800
  Purchase of common shares for treasury                                       (5,647)                      (490)
  Dividends                                                                      (476)                      (317)

                                                                  -----------------------------------------------
    Net cash provided by financing activities                                 108,905                     35,265
                                                                  -----------------------------------------------

Net increase (decrease) in cash                                               (33,475)                   (13,209)
Cash at beginning of period                                                    42,982                     42,895
                                                                  ===============================================
Cash at end of period                                                         $ 9,507                   $ 29,686
                                                                  ===============================================

                (See accompanying notes to consolidated financial statements)







                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. We have prepared the consolidated financial statements in this report without audit. We condensed or omitted some information and footnote disclosures, including significant accounting policies, that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes included in our latest annual report. We believe that the financial statements for the three-month periods ended March 31, 1999 and 1998 include all necessary adjustments, which are of a normal recurring nature, for fair presentation Results for any interim period may not be indicative of the results of the entire year.

2. Prescription Drug Price Litigation. We were named a defendant, along with six other pharmaceutical wholesalers and 24 pharmaceutical manufacturers in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993. (In -- re Brand Name Prescription Drugs Litigation, MDL 997.) The complaint alleged that the defendants conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The complaint seeks injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. Additional complaints were filed in the federal class action by two chain drug companies naming certain pharmaceutical manufacturers and wholesalers, including us, as defendants. These complaints contain allegations and claims for relief that are substantially similar to those in the earlier class action complaint. In addition, we are a defendant in additional actions brought by plaintiffs who "opted out" of the federal class action. The vast majority of the complaints in these actions contain allegations and claims for relief that are substantially similar to those in the federal class action. The remaining complaints add allegations that the defendants' conduct violated state law.

     On July 1, 1996, we and several other wholesalers were joined as defendants in a proceeding filed in the Circuit Court of Greene County, Alabama. (Durrett v. The Upjohn Company, Civil Action No. 94-029.) The plaintiffs claim the prices of prescription drugs purchased in interstate commerce are artificially high because of alleged illegal activities of the defendant pharmaceutical manufacturers and wholesalers. The complaint seeks monetary damages, injunctive relief and punitive damages.

     On June 16, 1998, we were named a defendant in an action filed in the Circuit Court for Cocke County, Tennessee purportedly on behalf of consumers of prescription drugs in the following states: Tennessee, Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia and Wisconsin. (Graves et al. v. Abbott Laboratories et al., Civil Action No. 25,109-00.) The complaint charges that pharmaceutical manufacturers and wholesalers, including us, engaged in a price-fixing conspiracy in violation of Tennessee's Trade Practices Act and Consumer Protection Act, and the unfair or deceptive trade practices statutes of the other jurisdictions named therein.

     We have denied any  liability to the  plaintiffs in the  prescription  drug price litigation described above and have been defending ourselves vigorously. On October 21, 1994, we entered into an agreement with the other defendants, wholesalers and pharmaceutical manufacturers covering all of the prescription drug price actions. Under this agreement: (1) the manufacturer defendants agreed to reimburse us and the other wholesaler defendants for litigation costs incurred, up to an aggregate amount of $9 million; and (2) if a judgment is entered against both manufacturers and wholesalers, our total exposure for joint and several liability would be limited to the lesser of 1% of such judgment or $1 million. In addition, we have released any claims which we might have had against the manufacturers for the claims presented by the plaintiffs in these actions. As a result of the settlements discussed in the next paragraph, we expect to receive reimbursement of some, if not all, of our legal fees and expenses in excess of our proportionate share of the $9 million.

     Several of the manufacturer defendants and the class plaintiffs have reached settlement agreements with regard to the class action. The trial against the remaining defendants, including us, began on September 14, 1998. On November 30, 1998, the Court granted all remaining defendants' motions for judgments as a matter of law and dismissed all class claims against us and other defendants. The class plaintiffs' appeal of the Court's ruling is now pending.

     After discussions with counsel, we believe that any allegations of liability against us in the prescription drug pricing cases described above are without merit and that any liability that we may have is not likely to have a material adverse effect on our financial condition or results of operations.

     Other Legal Proceedings. We are also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to our business, the outcome of which would not have a material adverse effect on our financial condition or results of operations.

3. On June 3, 1998, a 4-for-3 stock split of our common stock was paid in the form of a stock dividend to shareholders of record at the close of business on May 21, 1998. We restated all historical weighted average shares and per share amounts in this report to reflect the stock split. Share amounts in the Consolidated Balance Sheets reflect the actual share amounts outstanding for each period presented.

4. On December 31, 1998, we completed the spin-off of our subsidiary Priority Healthcare Corporation ("Priority") by distributing to the holders of our common stock all of the shares of Priority Class A Common Stock that we owned. The spin-off resulted in the removal of $107.5 million of assets and $37.2 million of liabilities from our Consolidated Balance Sheet as of December 31, 1998. The results of operations for Priority, net of minority interest, for the quarter ended March 31, 1998 are included in our Consolidated Statement of Earnings because Priority remained a subsidiary through December 31, 1998.

5. We had two reportable segments prior to the spin-off of Priority, BWI and Priority. Both segments conducted substantially all of their business within the United States. The BWI segment specialized in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Priority segment distributed specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and was a provider of patient-specific, self-injectible biopharmaceuticals and disease treatment services to individuals with chronic diseases. Our segments had separate management teams and infrastructures to meet the specific needs of our customers and our marketing strategies.

     After the spin-off of Priority on December 31, 1998, we have only one reportable segment. The assets, liabilities and equity of Priority are not included in our December 31, 1998 or March 31, 1999 Consolidated Balance Sheets and our Consolidated Statement of Earnings for the period ended March 31, 1999 does not include the results of operations for Priority.

     Segment information for the quarter ended March 31, 1998 was as follows:

                                      BWI           Priority              Total
                   ----------------------- ------------------ ------------------

     Revenues               $   1,903,642       $     58,129      $   1,961,771
     Segment net earnings           5,498              2,076              7,574

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Overview

         On December 31, 1998, we completed the spin-off of our subsidiary Priority Healthcare Corporation ("Priority") by distributing to the holders of our common stock, all of the shares of Priority Class A Common Stock that we owned. The spin-off resulted in the removal of $107.5 million of assets and $37.2 million of liabilities from our Consolidated Balance Sheet as of December 31, 1998. The results of operations for Priority, net of minority interest, for the quarter ended March 31, 1998 are included in our Consolidated Statement of Earnings because Priority remained a subsidiary through December 31, 1998.

Results of Operations

         Net sales for the first quarter increased 1% from $1,962 million in 1998 to $1,975 million in 1999. In the first quarter of 1998, Priority's sales accounted for approximately 3% of total sales. In the first quarter of 1999, brokerage type sales ("brokerage sales") experienced a 29% decrease from the first quarter of 1998. This decrease resulted from the loss of a single chain warehouse customer during the second quarter of 1998. Although brokerage sales generate very little gross margin, they provide increased working capital and support our programs to attract more direct store delivery business from chain warehouse customers. Sales from inventory ("from stock sales") increased 36% in the first quarter of 1999 over the first quarter of 1998 (45% when excluding Priority's sales from 1998 results). From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. In the first quarter of 1999, we continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 39% (49% when Priority's sales are excluded from 1998 results) when comparing the first quarter of 1999 to the first quarter of 1998. As a percentage of total sales, direct store delivery sales increased from 43% for the first quarter of 1998 to 60% for the first quarter of 1999. This increase is attributed to both the loss of the chain warehouse customer and the increase in the direct store delivery sales. In both the first quarter of 1999 and 1998, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

         Gross margin of $47.2 million for the first quarter of 1999 represented an increase of 9% over the first quarter of 1998. However, when Priority's margins are excluded from the 1998 results, gross margins increased by 30%. In both periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margin as a percentage of net sales increased to 2.39% for the first quarter of 1999 from 2.20% for the first quarter of 1998 (1.91% after the exclusion of Priority). This increase was the result of the change in mix away from the lower margin brokerage sales to the higher margin from stock sales. This change in mix resulted from both the loss of the chain warehouse customer and the increase in direct store delivery business.

         Other income decreased because the first quarter of 1999 did not include the interest income that Priority had earned on the proceeds of its October 1997 initial public offering. Other income for 1999 is attributed to finance charges on customers' receivables.

         Selling, general and administrative ("SGA") expenses for the three-month period increased 3% from $24.6 million in 1998 to $25.3 million in 1999. When Priority is excluded from the 1998 results, the increase in SGA was 18%. This increase is the result of normal inflationary increases and increased variable costs to support our growing direct store delivery programs. These variable costs include, among others, delivery expenses, warehouse expense and labor costs. SGA expenses will continue to increase as direct store delivery sales increase. However, total SGA expense as a percent of from stock sales for the first quarter decreased from 2.7% (2.5% excluding Priority) in 1998 to 2.1% in 1999. We remain focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. In 1999, SGA included $200,000 of non-recurring charges associated with the start-up of new distribution centers in Milwaukee, Wisconsin and Kansas City, Missouri. SGA in 1998 included non-recurring expenses of approximately $250,000 related to start up expenses of new distribution centers in Portland, Oregon and Woodland, California.

         Depreciation and amortization on new facilities, expansion and automation of existing facilities and investments in management information systems resulted in increases in depreciation and amortization expense. For the three-month period the expense increased from $1.9 million ($1.6 million excluding Priority) in 1998 to $2.0 million in 1999.

         Interest expense for the three-month period increased from $4.0 million in 1998 to $5.5 million in 1999. The average short-term borrowings outstanding in 1998 were $189 million at an average short-term interest rate of 6.5%, as compared to $335 million at an average short-term interest rate of 5.1% in 1999.

         The provision for income taxes represented 39.75% of earnings before taxes for the first quarter of both 1998 and 1999.

Liquidity-Capital Resources

         For the three-month period ended March 31, 1999, our operations consumed $136.8 million in cash. The use of funds resulted from a reduction in accounts payable and an increase in accounts receivables. These uses were offset by a slight decrease in inventories. The reduction in accounts payable is attributed to the timing of payments of invoices related to inventory purchases and the increase in accounts receivables is a direct result of the significant increase in direct store sales. We continue to closely monitor working capital in relation to economic and competitive conditions. However, our emphasis on direct store delivery business will continue to require both net working capital and cash.

         Capital expenditures were $5.6 million during the first quarter of 1999. These were predominantly for the corporate offices and warehouse facilities, the expansion and automation of existing warehouses and the investment in additional management information systems. On April 30, 1999, we sold our corporate office building to an unrelated party for approximately $21.5 million and signed a 15 year lease for the top two floors of the building. The proceeds of the sale were used to reduce our borrowings under our bank credit facility.

         Under our receivables securitization facility, we sell substantially all of our receivables arising in connection with the sale of goods or the rendering of services to Bindley Western Funding Corporation ("Funding Corp."), a wholly owned special purpose corporation subsidiary. The Receivables are sold to Funding Corp. on a continuous basis. The cash generated by sales of interests in the receivables and from collections on the receivables retained is used by Funding Corp. to purchase additional receivables. The assets of Funding Corp. are available first to satisfy any claims of Funding Corp. creditors.

         Funding Corp. sells our receivables at specified discount rates to a group of banks. At March 31, 1999, there were $238 million of receivables interests outstanding that have been sold at an annual average discount rate of 5.1%. We account for the receivables facility as a financing transaction in our consolidated financial statements.

         Our bank credit facility allows us to borrow up to $174.5 million. The net increase in borrowings under our bank credit agreement was $103 million during the period. At March 31, 1999 we had outstanding borrowings of $122.5 million and a remaining availability of $52 million.

         We believe that our cash on hand, cash equivalents, line of credit and working capital management efforts are sufficient to meet our future working capital requirements.

         Our principal working capital needs are for inventory and accounts receivables. We sell inventory to our chain warehouse and other customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivables exposure in the event any of our chain warehouse or other significant customers encounter financial difficulties. Although we monitor closely the creditworthiness of our major customers and, when feasible, obtain security interests in the inventory sold, we cannot assure you that we will not incur the write off or write down of chain warehouse customer or other significant accounts receivables in the future.

Year 2000

         The year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or in the worst cases, the inability of the systems to continue to function altogether. We and other companies in the same business are vulnerable to this problem because we depend on our distribution and communications systems.

         Our Daily Sales System, which controls ordering, pricing, inventory control, and shipping, which accounts for 70% of our total investment in software, was initially designed and programmed to be Year 2000 compliant. We anticipate that our remaining systems will be Year 2000 compliant by the end of the second quarter of 1999. Furthermore, all major software purchases that we made within the past three years have been warranted to be compliant by the vendor. We have upgraded and replaced our hardware and network systems for reasons other than Year 2000 compliance, however, this new hardware and network systems will be fully tested during 1999 to determine if they are also Year 2000 compliant. We estimate of the total cumulative costs to make our systems compliant for the Year 2000 is approximately $1 million, of which approximately $700,000 had been incurred as of March 31, 1999.

         We believe that the expenditures required to make our systems Year 2000 compliant will not have a materially adverse effect on our future performance. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, we cannot assure you that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect our future financial results.

         Moreover, to operate our business, we rely on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which we can assert little control. Our ability to conduct our business is dependent upon the ability of these third parties to avoid Year 2000 related disruptions. We are in the process of contacting our third party service providers about their Year 2000 readiness, but we have not yet received complete assurance from such third parties about their Year 2000 compliance. If our key third party service providers do not adequately address their Year 2000 issues, our business may be materially affected, which could result in a materially adverse effect on our results of operations and financial condition.

         We have not to date developed any formal contingency plans, as such plans will depend in part on the responses from our third party service providers. However, if required, critical functions could be handled on a manual basis until such time that the Year 2000 malfunction was identified and resolved.

Forward Looking Statements

         We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are subject to known and unknown risks and uncertainties, including:

     o  changes in interest rates;
     o  competitive pressures;
     o  changes in customer mix;
     o  financial stability of major customers;
     o  investment procurement opportunities;
     o changes in governmental regulations or the interpretation and enforcement of these regulations; o asserted and unasserted claims; and o our ability and the ability of entities with which we do business to modify or redesign our and their computer systems to work properly in the year 2000.


         In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements, and therefore you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3.      Qualitative and Quantitative Disclosures About Market Risks

There have been no material changes in our market risk exposure from the risks described in our Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


Item 1.                    Legal Proceedings

          The information set forth in Note 2 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.


Item 6.                    Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    27.  Selected Financial Data Schedule

                           (b)      Reports on Form 8-K

                           On January 4, 1998, we filed a current report on Form 8-K reporting the distribution to our shareholders of all the shares of Priority Healthcare Corporation common stock that we then owned.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


March 17, 1999                                 BINDLEY WESTERN INDUSTRIES, INC.



                                            BY  /s/ Thomas J. Salentine
                                                    Thomas J. Salentine
                                                    Executive Vice President
                                                   (Principal Financial Officer)