Form 10-Q
period 1999-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 1999-08-16
CIK 722808

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  June 30, 1999
                                 -------------

                                         OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from       to
                                -----
 Commission file number: 0-11355
                         -------

                        BINDLEY WESTERN INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


            Indiana                                            84-0601662
 -------------------------------                          ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                                8909 Purdue Road
                           Indianapolis, Indiana 46268
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (317) 704-4000
                                 --------------
                         (Registrant's telephone number,
                              including area code)


                                    No Change
                                    ---------
               (Former name, former address and former fiscal year,
                          if changed since last report)

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


 Yes      x        No
      ---------       ---------



 The number of shares of Common Stock outstanding as of June 30, 1999 was 30,560,851.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (000's omitted except share data)
                                  (unaudited)


                                                    Six-month period ended         Three-month period ended
                                                           June 30,                        June 30,
                                                ------------------------------------------------------------
                                                        1999             1998             1999          1998
                                                ------------------------------------------------------------
Revenues:
  Net sales from stock                           $ 2,422,573      $ 1,873,721      $ 1,206,001   $   976,311
  Net brokerage sales                              1,597,600        1,936,098          839,215       871,737
                                                ------------------------------------------------------------
  Total net sales                                  4,020,173        3,809,819        2,045,216     1,848,048
  Other income                                           899              988              417           372
                                                ------------------------------------------------------------
                                                   4,021,072        3,810,807        2,045,633     1,848,420
                                                ------------------------------------------------------------
Cost and expenses:
  Cost of products sold                            3,924,234        3,719,455        1,996,454     1,800,807
  Selling, general and administrative                 52,088           51,288           26,789        26,683
  Depreciation and amortization                        4,424            4,021            2,416         2,075
  Interest                                            10,610            8,591            5,086         4,601
                                                ------------------------------------------------------------
                                                   3,991,358        3,783,355        2,030,745     1,834,166
                                                ------------------------------------------------------------

Earnings before income taxes                          29,716           27,452           14,888        14,254
                                                ------------------------------------------------------------

Provision for income taxes                            11,812           10,912            5,918         5,666
Minority interest in net income of
 consolidated subsidiary                                                  794                            416
                                                ------------------------------------------------------------
Net earnings                                     $    17,904      $    15,746      $     8,970   $     8,172
                                                ============================================================


Earnings per share:
  Basic                                          $      0.59      $      0.55      $      0.29   $      0.29
  Diluted                                        $      0.54      $      0.54      $      0.27   $      0.27

Average shares outstanding:
  Basic                                           30,315,296       28,420,141       30,484,564    28,652,649
  Diluted                                         33,271,472       29,423,089       33,565,708    29,953,876

(See accompanying notes to consolidated financial statements)

               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                       (000's omitted except share data)

                                                             (unaudited)
                                                                June 30,   December 31,
                                                                    1999           1998
                                                              -------------------------
Assets
Current assets:
 Cash                                                         $   11,227     $   42,982
 Accounts receivable, less allowance for doubtful
  accounts of $3,912 for 1999 and $3,558 for 1998                498,683        453,552
 Finished goods inventory                                        810,053        659,484
 Deferred income taxes                                            12,706         11,506
 Other current assets                                             10,924          8,282
                                                              -------------------------
                                                               1,343,593      1,175,806
                                                              -------------------------
Other assets                                                          19             38
                                                              -------------------------
Fixed assets, at cost                                            120,312        119,243
 Less: accumulated depreciation                                  (28,582)       (26,491)
                                                              -------------------------
                                                                  91,730         92,752
                                                              -------------------------
Intangibles                                                       17,615         17,979
                                                              -------------------------
  Total assets                                                $1,452,957     $1,286,575
                                                              =========================

Liabilites and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                        $   53,000     $   19,500
Securitized borrowings                                           237,963        224,163
Private placement debt                                            30,000         30,000
 Accounts payable                                                734,376        640,540
Note payable to Priority Healthcare Corporation                   13,166         16,517
 Other current liabilities                                        19,802         18,684
                                                              -------------------------
                                                               1,088,307        949,404
                                                              -------------------------
Long-term debt                                                    13,865            628
                                                              -------------------------
Deferred income taxes                                              3,202          3,202
                                                              -------------------------

Shareholders' equity:
Common stock, $.01 par value authorized 53,333,333 shares;
 issued 31,766,716 and 23,433,919 shares, respectively             3,381          3,376
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                       217,059        213,462
Note receivable from officer                                      (3,336)        (3,228)
Retained earnings                                                147,808        130,412
                                                              -------------------------
                                                                 364,912        344,022
Less: shares in treasury-at cost
 1,205,865 and 689,161 shares, respectively                      (17,329)       (10,681)
                                                              -------------------------
  Total shareholders' equity                                     347,583        333,341
                                                              -------------------------
Commitments and contingencies
                                                              -------------------------
  Total liabilities and shareholders' equity                  $1,452,957     $1,286,575
                                                              =========================

         (See accompanying notes to consolidated financial statements)

               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (000's omitted except share data)
                                  (unaudited)

                                                                              Six-month period ended
                                                                                     June 30,
                                                                         --------------------------------
                                                                               1999                1998
                                                                         --------------------------------
Cash flow from operating activities:
  Net income                                                              $  17,904           $  15,746
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                             4,424               4,021
    Minority interest                                                                               794
    Deferred income taxes                                                    (1,200)             (1,200)
  Amortization of restricted stock                                                                  811
    Gain on sale of fixed assets                                                                    (44)


Change in assets and liabilities,
  Accounts receivable                                                       (45,130)            105,917
  Finished goods inventory                                                 (150,570)            (95,529)
  Accounts payable                                                           93,836            (142,244)
  Other current assets and liabilities                                       (1,523)                863
                                                                         --------------------------------
    Net cash used by operating activities                                   (82,259)           (110,865)
                                                                         --------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                                 (10,539)            (18,101)
  Proceeds from sale of fixed assets                                         20,906                  79
                                                                         --------------------------------
    Net cash used by investing activities                                    10,367             (18,022)
                                                                         --------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                                 3,601               6,009
  Reduction in long term debt                                                  (151)               (274)
  Related party note receivable                                                (108)               (105)
  Payments on note payable Priority Healthcare Corporation                   (3,350)
  Proceeds under line of credit agreement                                   596,000             989,500
  Payments under line of credit agreement                                  (562,500)           (884,500)
  Proceeds from securitized borrowings                                       13,800
  Purchase of common shares for treasury                                     (6,648)               (490)
  Dividends                                                                    (507)               (757)

                                                                         --------------------------------
    Net cash provided by financing activities                                40,137             109,383
                                                                         --------------------------------

Net increase (decrease) in cash                                             (31,755)            (19,504)
Cash at beginning of period                                                  42,982              42,895
                                                                         --------------------------------
Cash at end of period                                                     $  11,227           $  23,391
                                                                         ================================

         (See accompanying notes to consolidated financial statements)

               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

                                  -----------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. We have prepared the consolidated financial statements in this report without audit. We condensed or omitted some information and footnote disclosures, including significant accounting policies, that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. We believe that the financial statements for the three and six-month periods ended June 30, 1999 and 1998 include all necessary adjustments which are of a normal recurring nature, for fair presentation. These financial statements should be read in conjunction with the financial statements and notes included in our latest annual report. Results for any interim period may not be indicative of the results of the entire year.

2. Prescription Drug Price Litigation. We were named a defendant, along with six other pharmaceutical wholesalers and 24 pharmaceutical manufacturers in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993. (In re Brand Name Prescription Drugs Litigation, MDL 997.) The complaint alleged that the defendants conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The complaint sought injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. Additional complaints were filed in the federal class action by two chain drug companies naming certain pharmaceutical manufacturers and wholesalers, including us, as defendants. These complaints contain allegations and claims for relief that are substantially similar to those in the earlier class action complaint. In addition, we are a defendant in additional actions brought by plaintiffs who "opted out" of the federal class action. The vast majority of the complaints in these actions contain allegations and claims for relief that are substantially similar to those in the federal class action. The remaining complaints add allegations that the defendants' conduct violated state law.

     On July 1, 1996, we and several other wholesalers were joined as defendants in a proceeding filed in the Circuit Court of Greene County, Alabama. (Durrett v. The Upjohn Company, Civil Action No. 94-029.) The plaintiffs claimed the prices of prescription drugs purchased in interstate commerce were artificially high because of alleged illegal activities of the defendant pharmaceutical manufacturers and wholesalers. The complaint sought monetary damages, injunctive relief and punitive damages. On June 25, 1999, the Alabama Supreme Court ruled against the plaintiffs and remanded the case to the trial court for dismissal.

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

     We have denied any liability to the plaintiffs in the prescription drug price litigation described above and have been defending ourselves vigorously. On October 21, 1994, we entered into an agreement with the other defendants, wholesalers and pharmaceutical manufacturers covering all of the prescription drug price actions. Under this agreement: (1) the manufacturer defendants agreed to reimburse us and the other wholesaler defendants for litigation costs incurred, up to an aggregate amount of $9 million; and (2) if a judgment is entered against both manufacturers and wholesalers, our total exposure for joint and several liability would be limited to the lesser of 1% of such judgment or $1 million. In addition, we have released any claims which we might have had against the manufacturers for the claims presented by the plaintiffs in these actions. As a result of the settlements discussed in the next paragraph, we expect to receive reimbursement of substantially all of our legal fees and expenses in excess of our proportionate share of the $9 million.

     Several of the manufacturer defendants and the class plaintiffs have reached settlement agreements with regard to the class action. The trial against the remaining defendants, including us, began on September 14, 1998. On November 30, 1998, the Court granted all remaining defendants' motions for judgments as a matter of law and dismissed all class claims against us and other defendants. The class plaintiffs appealed the Court's ruling, and, on July 13, 1999, the appeals court dismissed the wholesalers, including us, from the case.

     After discussions with counsel, we believe that any allegations of liability against us in the remaining prescription drug pricing cases described above are without merit and that any liability that we may have is not likely to have a material adverse effect on our financial condition or results of operations.

     Other Legal Proceedings. We are also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to our business, the outcome of which would not have a material adverse effect on our financial condition or results of operations.

3. On June 3, 1998, a 4-for-3 stock split of our common stock was paid in the form of a stock dividend to shareholders of record at the close of business on May 21, 1998. On June 25, 1999, another 4-for-3 stock split of our common stock was paid in the form of a stock dividend to shareholders of record at the close of business on June 11, 1999. We restated all historical weighted average shares and per share amounts in this report to reflect these stock splits. Share amounts in the Consolidated Balance Sheets reflect the actual share amounts outstanding for each period presented.

4. On April 30, 1999, we sold our corporate office building to an unrelated party for approximately net book value and signed a 15 year lease for the top two floors of the building. This lease meets the criteria of a capital lease and resulted in the recording of an asset and liability in the amount of the present value of minimum lease payments of $13.4 million. The asset is being amortized over the term of the lease and the depreciation of the asset is included in depreciation expense.

5. On December 31, 1998, we completed the spin-off of our subsidiary Priority Healthcare Corporation ("Priority") by distributing to the holders of our common stock all of the shares of Priority Class A Common Stock that we
     owned.   The spin-off resulted in the removal of $107.5 million of assets and $37.2 million of liabilities from our Consolidated Balance Sheet as of December 31, 1998. The results of operations for Priority, net of minority interest, for the three and six-month periods ended June 30, 1998 are included in our Consolidated Statement of Earnings because Priority remained a subsidiary through December 31, 1998.

6. We had two reportable segments prior to the spin-off of Priority, BWI and Priority. Both segments conducted substantially all of their business within the United States. The BWI segment specialized in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Priority segment distributed specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and was a provider of patient-specific, self-injectible biopharmaceuticals and disease treatment services to individuals with chronic diseases. Our segments had separate management teams and infrastructures to meet the specific needs of our customers and our marketing strategies.

     After the spin-off of Priority on December 31, 1998, we have only one reportable segment. The assets, liabilities and equity of Priority are not included in our December 31, 1998 or June 30, 1999 Consolidated Balance Sheets and our Consolidated Statement of Earnings for the three and six month periods ended June 30, 1999 do not include the results of operations for Priority.

     Segment information for the three and six-month periods ended June 30, 1998 was as follows:

(in thousands)                                       BWI             Priority           Total
                                            -------------------------------------------------------
Three-months ended June 30, 1998
  Revenues                                     $1,784,124         $ 63,924        $1,848,048
  Segment net earnings                              5,902            2,270             8,172

Six-months ended June 30, 1998
  Revenues                                     $3,687,767         $122,052        $3,809,819
  Segment net earnings                             11,399            4,347            15,746

7. On July 26, 1999, we executed a definitive agreement to acquire Central Pharmacy Services, Inc. ("CPSI) of Atlanta, Georgia for approximately $55 million of Bindley Western Common Stock. CPSI, which had sales of $33 million for the year ended December 31, 1998, operates specialized pharmacies in 26 cities located in 13 states. These pharmacies prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. The proposed transaction will be accounted for as a pooling of interests and is subject to regulatory approval and certain other conditions being satisfied prior to closing.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview

     On December 31, 1998, we completed the spin-off of our subsidiary
Priority Healthcare Corporation ("Priority") by distributing to the holders of our common stock, all of the shares of Priority Class A Common Stock that we owned. The spin-off resulted in the removal of $107.5 million of assets and $37.2 million of liabilities from our Consolidated Balance Sheet as of December 31, 1998. The results of operations for Priority, net of minority interest, for the three and six-month periods ended June 30, 1998 are included in our Consolidated Statement of Earnings because Priority remained a subsidiary through December 31, 1998.

Results of Operations

     Net sales of $4,020 million for the first six months of 1999 represented a 5.5% increase over the first six months of 1998. Net sales of $2,046 million for the second quarter of 1999 represented a 10.67% increase over the second quarter of 1998. Priority sales accounted for approximately 3% of total sales for both the first six months and the second quarter of 1998. Brokerage type sales ("brokerage sales") in 1999 experienced a 17% decrease for the first six months when compared to the same period in 1998, while brokerage sales for the second quarter of 1999 experienced only a 4% decrease when compared to the second quarter of 1998. These decreases resulted from the loss of a single chain warehouse customer during the second quarter of 1998. Although brokerage sales generate very little gross margin, they provide increased working capital and support our programs to attract more direct store delivery business from chain warehouse customers. Sales from inventory ("from stock sales") increased 29% in the first six months of 1999 when compared to the first six months of 1998 (38% when Priority's sales are excluded from 1998 results) and 24% for the second quarter of 1999 when compared to the second quarter of 1998. From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 33% for the first six months of 1999 (43% when Priority's sales are excluded from 1998 results) when compared to the first six months of 1998 and 27% for the second quarter of 1999 when compared to the second quarter of 1998. As a percentage of total sales, direct store delivery sales increased from 46% for the first six months of 1998 to 59% for the first six months of 1999. This increase is attributed to both the loss of the chain warehouse customer and the increase in the direct store delivery sales. In both the first six months of 1999 and 1998, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

     Gross margin of $95.9 million for the first six months of 1999 represented an increase of 6% over the first six months of 1998. The gross margin of $48.8 million in the second quarter of 1999 represented a 3% increase over the second quarter of 1998. However, when Priority's margins are excluded from the 1998 results, gross margins increased by 25% for the first six months and 21% for the second quarter. In all periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margin as a percentage of net sales increased to 2.39% for the first six months of 1999 from 2.37% for the first six months of 1998 (2.01% after the exclusion of Priority). This increase in gross margins was the result of the change in mix away from the lower margin brokerage sales to the higher margin from stock sales. This change in mix resulted from both the loss of the chain warehouse customer and the increase in direct store delivery business. For the second quarter, gross margins as a percentage of net sales decreased from 2.56% in 1998 (2.26% after the exclusion of Priority) to 2.38% in 1999. This decrease was the result of the diminishing impact of the loss of the chain warehouse customer in the second quarter and the inclusion of Priority in the 1998 results.

     Other income decreased because the 1999 results did not include the interest income that Priority had earned on the proceeds of its October 1997 initial public offering. Other income for 1999 is attributed to finance charges on customers' receivables.

     Selling, general and administrative ("SGA") expenses for the first six months of 1999 increased 2% from $51.3 million in 1998 to $52.1 million in 1999. For the second quarter, SGA increased .4% from $26.7 million in 1998 to $26.8 million in 1999. When Priority is excluded from the 1998 results, the increase in SGA was 16% for the first six months and 13% for the second. This increase is the result of normal inflationary increases and increased variable costs to support our growing direct store delivery programs. These variable costs include, among others, delivery expenses, warehouse expense and labor costs. SGA expenses will continue to increase as direct store delivery sales increase. However, total SGA expense as a percent of from stock sales for the first six months decreased from 2.7% (2.6% excluding Priority) in 1998 to 2.2% in 1999. We remain focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. In 1999, SGA included $300,000 of charges associated with the start-up of new distribution centers in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado. SGA in 1998 included expenses of approximately $250,000 related to start up expenses of new distribution centers in Portland, Oregon and Woodland, California.

     Depreciation and amortization expense increased as a result of the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization expense increased from $4.0 million ($3.4 million excluding Priority) in the first six months of 1998 to $4.4 million in the first six months 1999. For the second quarter, depreciation and amortization expense increased from $2.1 million ($1.8 million excluding Priority) in 1998 to $2.4 million in 1999.

     Interest expense for the six-month period increased from $8.6 million in 1998 to $10.6 million in 1999. For the second quarter, interest expense increased from $4.6 million in 1998 to $5.1 million in 1999. The average short-term borrowings outstanding for the six-month period in 1998 were $212 million at an average short-term interest rate of 6.4%, as compared to $324 million at an average short-term interest rate of 5.0% in 1999. For the second quarter, the average short-term borrowings outstanding were $235 million at an average short-term interest rate of 6.4%, as compared to $312 million at an average short-term interest rate of 4.8% in 1999.

     The provision for income taxes represented 39.75% of earnings before taxes for the first six months and the second quarter of both 1998 and 1999.

     On July 26, 1999, we executed a definitive agreement to acquire
Central Pharmacy Services, Inc. ("CPSI) of Atlanta, Georgia for approximately $55 million of Bindley Western Common Stock. CPSI, which had sales of $33 million for the year ended December 31, 1998, operates specialized pharmacies in 26 cities located in 13 states. These pharmacies prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. The proposed transaction will be accounted for as a pooling of interests and is subject to regulatory approval and certain other conditions being satisfied prior to closing.

Liquidity-Capital Resources

     For the six-month period ended June 30, 1999, our operations consumed
$82.3 million in cash. The use of funds resulted from an increase in accounts receivables and inventories. These uses were offset by an increase in accounts payable. The increase in accounts receivables is a direct result of the increase in direct store sales. The increase in inventories resulted from increased purchases associated with the start up of our new distribution centers in Milwaukee, Wisconsin and Kansas City, Missouri and additional volume associated with the inventory and purchasing management systems with certain customers. The increase in accounts payable is attributed to the timing of payments of invoices related to inventory purchases. We continue to closely monitor working capital in relation to economic and competitive conditions. However, our emphasis on direct store delivery business will continue to require both net working capital and cash.

     Capital expenditures were $10.5 million during the first six months of 1999. These were predominantly for the corporate offices and warehouse facilities, the expansion and automation of existing warehouses and the investment in additional management information systems.

     On April 30, 1999, we sold our corporate office building to an unrelated party and signed a 15 year lease for the top two floors of the building. This lease meets the criteria of a capital lease and resulted in the recording of an asset and liability in the amount of the present value of minimum lease payments of $13.4 million. The asset is being amortized over the term of the lease and the depreciation of the asset is included in depreciation expense.

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

     Funding Corp. sells our receivables at specified discount rates to a group of banks. At June 30, 1999, there were $238 million of receivables interests
outstanding that have been sold at an annual average discount rate of 5.0%.   We
account for the receivables facility as a financing transaction in our consolidated financial statements.

     Our bank credit facility allows us to borrow up to $174.5 million. The net increase in borrowings under our bank credit agreement was $33.5 million during the period. At June 30, 1999, we had outstanding borrowings of $53 million and a remaining availability of $121.5 million.

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

Year 2000

     The year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or in the worst case, the inability of the systems to continue to function altogether. We and other companies in the same business are vulnerable to this problem because we depend on our distribution and communications systems.

       Our Daily Sales System, which controls ordering, pricing, inventory control, and shipping, accounting for 70% of our total investment in software, was initially designed and programmed to be Year 2000 compliant. All remaining systems have been remediated to be year 2000 compliant and are currently being tested. Furthermore, all major software purchases that we made within the past three years have been warranted to be compliant by the vendor. We have upgraded and replaced our hardware and network systems for reasons other than Year 2000 compliance, however, this new hardware and network systems will be fully tested during 1999 to determine if they are also Year 2000 compliant. We estimate the total cumulative costs to make our systems compliant for the Year 2000 is approximately $1 million, of which approximately $850,000 had been incurred as of June 30, 1999.

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

       We have not to date developed any formal contingency plans, as such plans will depend in part on the responses from our third party service providers. However, if required, critical functions could be handled on an alternative basis until such time that the Year 2000 malfunction was identified and resolved.

Forward-Looking Statements

     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are subject to known and unknown risks and uncertainties, including:

  .  changes in interest rates;
  .  competitive pressures;
  .  changes in customer mix;
  .  financial stability of major customers and key suppliers;
  .  investment procurement opportunities;
  .  changes in governmental regulations or the interpretation and enforcement of these regulations;
  .  asserted and unasserted claims; and
  . our ability and the ability of entities with which we do business to modify or redesign our and their computer systems to work properly in the year 2000.


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


Item 3.  Qualitative and Quantitative Disclosures About Market Risks

There have been no material changes in our market risk exposure from the risks described in our Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

     The information set forth in Note 2 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.

Item 4.        Submission of matters to a Vote of Security Holders

               a) The annual meeting of the shareholders of Bindley Western Industries, Inc. was held on May 20, 1999.

               b)    The following directors were elected at the meeting:

                               Votes for       Votes against       Abstentions
                            --------------------------------------------------
William E. Bindley               20,903,397                0            15,305
Robert L. Koch, II               20,901,916                0            16,786
James K. Risk, III               20,902,722                0            15,980
K. Clay Smith                    20,902,722                0            15,980
J. Timothy McGinley              20,902,712                0            15,990
Michael D. McCormick             20,903,394                0            15,308
William F. Bindley, II           20,903,127                0            15,575
Thomas J. Salentine              20,903,397                0            15,305
Keith W. Burks                   20,903,397                0            15,305
Seth B. Harris                   20,902,734                0            15,968
Carolyn Y. Woo                   20,902,464                0            16,238



               c) Other matters voted upon and the results of the voting were as follows:

                     1)    The shareholders voted 20,896,819 shares in the
                         affirmative, 7,505 votes in the negative and 14,378 abstentions to appoint PricewaterhouseCoopers LLP as auditors of the Corporation.

                     2)    The shareholders voted 20,581,002 shares in the
                         affirmative, 286,654 votes in the negative, 51,046 abstentions and no broker non-votes to approve the proposed amendment to the Company's 1993 Stock Option and Incentive Plan.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    10-D (v)* First Amendment to Bindley Western Industries,
                              Inc. Outside Directors Stock Option Plan

                    27. Selected Financial Data Schedule

               (b)  Reports on Form 8-K

                    None

               *The included exhibit is a compensating plan or arrangement required to be filed by item 6 of Regulation S-K.

                                 SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 16, 1999                BINDLEY WESTERN INDUSTRIES, INC.



                              BY  /s/ Thomas J. Salentine
                                  -----------------------
                                      Thomas J. Salentine
                                      Executive Vice President
                                      (Principal Financial Officer)