Form 10-Q
period 1999-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 1999-11-15
CIK 722808

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                               to
  Commission file number: 0-11355
                          -------

                       BINDLEY WESTERN INDUSTRIES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)


                Indiana                                  84-0601662
     -------------------------------                 ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                                 8909 Purdue Road
                          Indianapolis, Indiana 46268
                          ----------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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


The number of shares of Common Stock outstanding as of September 30, 1999 was 33,739,142

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (000's omitted except share data)
                                  (unaudited)

                                                         Nine-month period ended          Three-month period ended
                                                               September 30,                    September 30,
                                                        ------------------------------------------------------------
                                                               1999             1998            1999            1998
                                                        ------------------------------------------------------------
Revenues:
  Net sales from stock                                  $ 3,716,173      $ 3,025,913     $ 1,272,768    $  1,136,712
  Net brokerage sales                                     2,470,677        2,620,980         873,077         684,882
                                                        ------------------------------------------------------------
  Total net sales                                         6,186,850        5,646,893       2,145,845       1,821,594
  Other income                                                1,234            1,589             334             508
                                                        ------------------------------------------------------------
                                                          6,188,084        5,648,482       2,146,179       1,822,102
                                                        ------------------------------------------------------------
Cost and expenses:
  Cost of products sold                                   6,025,905        5,497,936       2,090,363       1,769,697
  Selling, general and administrative                        89,442           84,696          30,826          29,223
  Depreciation and amortization                               7,346            6,485           2,639           2,241
  Interest                                                   16,466           13,986           5,822           5,283
  Special charge                                              1,914            1,588           1,914             776
                                                        ------------------------------------------------------------
                                                          6,141,073        5,604,691       2,131,564       1,807,220
                                                        ------------------------------------------------------------

Earnings before income taxes and minority interest           47,011           43,791          14,615          14,882
                                                        ------------------------------------------------------------

Provision for income taxes                                   18,966           16,664           6,087           5,626
Minority interest in net income of
 consolidated subsidiary                                                       1,287                             493
                                                        ------------------------------------------------------------
Net earnings                                            $    28,045      $    25,840     $     8,528    $      8,763
                                                        ============================================================

Earnings per share:
  Basic                                                 $      0.84      $      0.82     $      0.25    $       0.28
  Diluted                                               $      0.76      $      0.78     $      0.23    $       0.26

Average shares outstanding:
  Basic                                                  33,370,816       31,469,551      33,633,394      31,720,105
  Diluted                                                36,663,425       32,946,055      37,016,272      33,725,115

         (See accompanying notes to consolidated financial statements)

               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                       (000's omitted except share data)


                                                              (unaudited)
                                                            September 30,   December 31,
                                                                     1999           1998
                                                          ------------------------------
Assets
Current assets:
 Cash                                                       $    23,052   $     42,982
 Accounts receivable, less allowance for doubtful
  accounts of $5,143 for 1999 and $3,606 for 1998               655,710        456,994
 Finished goods inventory                                       700,897        660,089
 Deferred income taxes                                           13,761         11,552
 Other current assets                                            10,235          8,659
                                                            ----------------------------
                                                              1,403,655      1,180,276
                                                            ----------------------------
Other assets                                                         10             90
                                                            ----------------------------
Fixed assets, at cost                                           126,713        121,850
 Less: accumulated depreciation                                 (32,104)       (27,660)
                                                            ----------------------------
                                                                 94,609         94,190
                                                            ----------------------------
Intangibles, net                                                 18,856         19,401
                                                            ----------------------------
  Total assets                                              $ 1,517,130   $  1,293,957
                                                            ============================

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                      $   152,500   $     19,500
 Securitized borrowings                                         237,963        224,163
 Private placement debt                                          30,000         30,000
 Accounts payable                                               681,140        644,461
 Note payable to Priority Healthcare Corporation                 13,166         16,517
 Other current liabilities                                       26,055         19,869
                                                            ----------------------------
                                                              1,140,824        954,510
                                                            ----------------------------
Long-term debt                                                   13,824            733
                                                            ----------------------------
Deferred income taxes                                             3,087          3,087
                                                            ----------------------------

Shareholders' equity:
Common stock, $.01 par value authorized 53,333,333 shares;
 issued 34,951,374 and 26,345,421 shares, respectively            3,413          3,406
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                      220,046        215,177
Note receivable from officer                                     (3,390)        (3,228)
Retained earnings                                               156,806        130,953
                                                            ----------------------------
                                                                376,875        346,308
Less:  shares in treasury-at cost
 1,212,232 and 689,161 shares, respectively                     (17,480)       (10,681)
                                                            ----------------------------
  Total shareholders' equity                                    359,395        335,627
                                                            ----------------------------
Commitments and contingencies
                                                            ----------------------------
  Total liabilities and shareholders' equity                $ 1,517,130   $  1,293,957
                                                            ============================

         (See accompanying notes to consolidated financial statements)

               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (000's omitted except share data)
                                  (unaudited)


                                                                 Nine-month period ended
                                                                       September 30,
                                                           ----------------------------------
                                                                   1999                1998
                                                           ----------------------------------
Cash flow from operating activities:
  Net income                                               $     28,045        $     25,840
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                 7,346               6,485
    Minority interest                                                                 1,287
    Deferred income taxes                                        (2,210)             (1,800)
    Amortization of restricted stock                                                  1,589
    Gain on sale of fixed assets                                                       (138)


Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                                          (198,716)             84,991
  Finished goods inventory                                      (40,808)           (121,008)
  Accounts payable                                               36,679            (163,262)
  Other current assets and liabilities                            4,610              10,138
                                                           ----------------------------------
    Net cash used by operating activities                      (165,054)           (155,878)
                                                           ----------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                     (14,710)            (24,997)
  Proceeds from sale of fixed assets                             20,906                  89
                                                           ----------------------------------
    Net cash provided (used) by investing activities              6,196             (24,908)
                                                           ----------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                     4,876               6,728
  Addition (reduction) in long term debt                           (244)               (353)
  Related party note receivable                                    (162)               (161)
  Payments on note payable Priority Healthcare Corporation       (3,350)
  Proceeds under line of credit agreement                     1,091,500           1,316,500
  Payments under line of credit agreement                      (958,500)         (1,153,500)
  Proceeds from securitized borrowings                           13,800
  Purchase of common shares for treasury                         (6,800)               (479)
  Dividends                                                      (2,192)             (1,190)
                                                           ----------------------------------
    Net cash provided by financing activities                   138,928             167,545
                                                           ----------------------------------

Net increase (decrease) in cash                                 (19,930)            (13,241)
Cash at beginning of period                                      42,982              42,895
                                                           ----------------------------------
Cash at end of period                                      $     23,052        $     29,654
                                                           ==================================

         (See accompanying notes to consolidated financial statements)

               BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES

                          --------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. All of our financial information includes the results of Bindley Western Industries, Inc. ("BWI") and Central Pharmacy Services, Inc. ("CPSI") for all periods presented giving retroactive effect to the merger on August 31, 1999 (see note 2). We have prepared the consolidated financial statements in this report without audit. We condensed or omitted some information and footnote disclosures, including significant accounting policies, that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. We believe that the financial statements for the three and nine-month periods ended September 30, 1999 and 1998 include all necessary adjustments which are of a normal recurring nature, for fair presentation. These financial statements should be read in conjunction with the financial statements and notes included in our latest annual report. Results for any interim period may not be indicative of the results of the entire year.

2. Effective August 31, 1999, BWI completed the merger with CPSI by exchanging
   2.9 million shares of BWI Common Stock for all of the Common Stock of CPSI. Each share of CPSI was exchanged for 26.38 shares of our Common Stock. In addition, outstanding CPSI employee stock options were converted at the same exchange factor into options to purchase approximately 300,000 shares of BWI Common Stock. CPSI operates specialized pharmacies in 27 cities located in 13 states. These pharmacies prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics.

   The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The accompanying financial statements for the three and nine months ended September 30, 1999 are based on the assumption that the companies were combined for the full period, and the financial statements of prior years have been restated to give effect to the combination. Net sales and net income for the individual companies for the three and nine-month periods ended September 30, 1999 and 1998 are as follows:

                                       Nine-month period ended     Three-month period ended
(in thousands)                               September 30,               September 30,
                                       ------------------------    ------------------------
                                          1999         1998           1999         1998
                                       -----------   ----------    ----------   -----------
Net Sales
  BWI                                   $6,154,669   $5,623,029     $2,134,497   $1,813,210
  CPSI                                      32,181       23,864         11,348        8,384
                                        ---------------------------------------------------
  Total                                 $6,186,850   $5,646,893     $2,145,845   $1,821,594

Net earnings
  BWI                                   $   26,187   $   23,654     $    8,283   $    7,908
  CPSI                                       1,858        2,186            245          855
                                        ---------------------------------------------------
  Total                                 $   28,045   $   25,840     $    8,528   $    8,763
                                        ===================================================

  There were no intercompany transactions between the companies and no adjustments or reclassifications were needed to conform CPSI financial statements to BWI presentation. However, during the third quarter, we expensed merger transaction costs of $1.9 million as required under the pooling of interests accounting method.

3. Prescription Drug Price Litigation. We were named a defendant, along with six other pharmaceutical wholesalers and 24 pharmaceutical manufacturers in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993. (In re Brand Name Prescription Drugs Litigation, MDL 997.) The complaint alleged that the defendants conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The complaint sought injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. Additional complaints were filed in the federal class action by two chain drug companies naming certain pharmaceutical manufacturers and wholesalers, including us, as defendants. These complaints contain allegations and claims for relief that are substantially similar to those in the earlier class action complaint. In addition, we are a defendant in additional actions brought by plaintiffs who "opted out" of the federal class action. The vast majority of the complaints in these actions contain allegations and claims for relief that are substantially similar to those in the federal class action. The remaining complaints add allegations that the defendants' conduct violated state law.

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

    We have denied any liability to the plaintiffs in the prescription drug price litigation described above and have been defending ourselves vigorously. On October 21, 1994, we entered into an agreement with the other defendants, wholesalers and pharmaceutical manufacturers covering all of the prescription drug price actions. Under this agreement: (1) the manufacturer defendants agreed to reimburse us and the other wholesaler defendants for litigation costs incurred, up to an aggregate amount of $9 million; and (2) if a judgment is entered against both manufacturers and wholesalers, our total exposure for joint and several liability would be limited to the lesser of 1% of such judgment or $1 million. In addition, we have released any claims which we might have had against the manufacturers for the claims presented by the plaintiffs in these actions. As a result of the settlements discussed in the next paragraph, we have periodically received reimbursement of our legal fees and expenses in excess of our proportionate share of the $9 million, and we expect to receive reimbursement of substantially all of such fees and expenses in the future.

    Several of the manufacturer defendants and the class plaintiffs have reached settlement agreements with regard to the class action. The trial against the remaining defendants, including us, began on September 14, 1998. On November 30, 1998, the Court granted all remaining defendants' motions for judgments as a matter of law and dismissed all class claims against us and other defendants. The class plaintiffs appealed the Court's ruling and, on July 13, 1999, the appeals court dismissed the wholesalers, including us, from the case. On November 5, 1999, the class plaintiffs filed a petition for writ of certiorari seeking the United States Supreme Court's review of the July 13 ruling.

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

6. On December 31, 1998, we completed the spin-off of our subsidiary Priority Healthcare Corporation ("Priority") by distributing to the holders of our common stock all of the shares of Priority Class A Common Stock that we owned. The spin-off resulted in the removal of $107.5 million of assets and $37.2 million of liabilities from our Consolidated Balance Sheet as of December 31, 1998. The results of operations for Priority, net of minority interest, for the three and nine-month periods ended September 30, 1998 are included in our Consolidated Statement of Earnings because Priority remained a subsidiary through December 31, 1998.

7. Giving effect of the CPSI merger, (see note 2) we had three reportable segments prior to the spin-off of Priority. These segments were BWI, Priority and Nuclear Pharmacy. All segments conducted substantially all of their business within the United States. The BWI segment specialized in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Priority segment distributed specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and was a provider of patient-specific, self-injectible biopharmaceuticals and disease treatment services to individuals with chronic diseases. The Nuclear Pharmacy segment prepares and delivers unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Our segments have separate management teams and infrastructures to meet the specific needs of our customers and our marketing strategies.

After the spin-off of Priority on December 31, 1998, we have only two reportable segments, BWI and Nuclear Pharmacy. The assets, liabilities and equity of Priority are not included in our December 31, 1998 or September 30, 1999 Consolidated Balance Sheets and our Consolidated Statement of Earnings for the three and nine month periods ended September 30, 1999 do not include the results of operations for Priority.

Segment information for the three and nine-month periods ended September 30, 1998 and 1999 was as follows:

                                                                     Nuclear
(in thousands)                                  BWI      Priority    Pharmacy    Total
                                             ----------   --------   --------  ----------
Three-months ended September 30, 1998
  Revenues                                   $1,741,487   $ 71,723   $ 8,384   $1,821,594
  Segment operating earnings                     15,444      4,518       979       20,941
  Interest Expense                                                                 (5,283)
  Special Charge                                                                     (776)
                                                                               ----------
  Earnings before income taxes                                                     14,882
                                                                               ==========
Nine-months ended September 30, 1998
  Revenues                                   $5,429,253   $193,776   $23,864   $5,646,893
  Segment operating earnings                     44,847     11,970     2,548       59,365
  Interest Expense                                                                (13,986)
  Special Charge                                                                   (1,588)
                                                                               ----------
  Earnings before income taxes                                                     43,791
                                                                               ==========
Three-months ended September 30, 1999
  Revenues                                   $2,134,497              $11,348   $2,145,845
  Segment operating earnings                     20,762                1,589       22,351
  Interest Expense                                                                 (5,822)
  Special Charge                                                                   (1,914)
                                                                               ----------
  Earnings before income taxes                                                     14,615
                                                                               ==========
Nine-months ended September 30, 1999
  Revenues                                   $6,154,669              $32,181   $6,186,850
  Segment operating earnings                     61,087                4,304       65,391
  Interest Expense                                                                (16,466)
  Special Charge                                                                   (1,914)
                                                                               ----------
  Earnings before income taxes                                                     47,011
                                                                               ==========

   Operating earnings, as opposed to net earnings, has been determined to be a better indicator of a segment's operating profitability for management
   purposes.   Total assets of the BWI segment have increased by 17.2% from
   December 31, 1998 to September 30, 1999.

8. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine and three month periods ended September 30, 1999 and 1998:

                                    Nine-month period ended   Three-month period ended
                                          September 30              September 30
--------------------------------------------------------------------------------------
(in thousands, except share data)      1999         1998         1999         1998
--------------------------------------------------------------------------------------
Basic:
Net earnings                        $    28,045  $    25,840  $     8,528  $     8,763
Weighted shares
 outstanding                         30,448,761   21,410,622   30,711,339   21,598,537
1999 4 for 3 stock split                           7,136,874                 7,199,513
Shares issued in CPSI merger          2,922,055    2,922,055    2,922,055    2,922,055
Basic shares
 outstanding                         33,370,816   31,469,551   33,633,394   31,720,105
Per share amount                    $       .84  $       .82  $       .25  $       .28

Diluted:
Net earnings                        $    28,045  $    25,840  $     8,528  $     8,763
Weighted shares
 outstanding                         30,448,761   21,410,622   30,711,339   21,598,538
Stock options                         3,292,609    1,157,688    3,382,878    1,491,861
Restricted Stock                                      22,303                    85,617
1999 4 for 3 stock split                           7,433,387                 7,627,044
Shares issued in CPSI merger          2,922,055    2,922,055    2,922,055    2,922,055
Diluted Shares                       36,663,425   32,946,055   37,016,272   33,725,115
Per share amount                    $       .76  $       .78  $       .23  $       .26

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview

     On December 31, 1998, we completed the spin-off of our subsidiary Priority Healthcare Corporation ("Priority") by distributing to the holders of our common stock all of the shares of Priority Class A Common Stock that we owned. The spin-off resulted in the removal of $107.5 million of assets and $37.2 million of liabilities from our Consolidated Balance Sheet as of December 31, 1998. The results of operations for Priority, net of minority interest, for the three and nine-month periods ended September 30, 1998 are included in our Consolidated Statement of Earnings because Priority remained a subsidiary through December 31, 1998.

     On August 31, 1999, Bindley Western Industries, Inc. ("BWI") completed the merger with Central Pharmacy Services, Inc. ("CPSI") of Atlanta, Georgia for approximately $55 million of BWI Common Stock. CPSI operates specialized pharmacies in 27 cities located in 13 states. These pharmacies prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. The transaction was accounted for as a pooling of interests and the financial statements for the nine months ended September 30, 1999 are based on the assumption that the companies were combined for the full
period.   The financial statements of prior years have been restated to give effect to the combination. CPSI represents the Nuclear Pharmacy segment of our business.

Results of Operations

     Net sales of $6,187 million for the first nine months of 1999 represented a 9.6% increase over the first nine months of 1998. Net sales of $2,146 million for the third quarter of 1999 represented a 17.8% increase over the third quarter of 1998. Priority sales accounted for approximately 4% of total sales for both the first nine months and the third quarter of 1998 and Nuclear Pharmacy sales accounted for less than 1% of sales for the first nine months and the third quarter of both 1999 and 1998. Brokerage type sales ("brokerage sales") in 1999 experienced a 5.7% decrease for the first nine months when compared to the same period in 1998, while brokerage sales for the third quarter of 1999 experienced a 27.5% increase when compared to the third quarter of 1998. These variations are the result of increased sales to existing customers offset by the loss of a single chain warehouse customer during the second quarter of 1998. Although brokerage sales generate very little gross margin, they provide increased working capital and support our programs to attract more direct store delivery business from chain warehouse customers. Sales from inventory ("from stock sales") increased 23% in the first nine months of 1999 when compared to the first nine months of 1998 (31% when Priority's sales are excluded from 1998 results) and 12% (20% when Priority's sales are excluded from 1998 results) for the third quarter of 1999 when compared to the third quarter of 1998. From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 28% for the first nine months of 1999 (38% when Priority's sales are excluded from 1998 results) when compared to the first nine months of 1998 and 20% for the third quarter of 1999 when compared to the third quarter of 1998. As a percentage of total sales, direct store delivery sales increased from 50% for the first nine months of 1998 to 58% for the first nine months of 1999. This increase is attributed to both the loss of the chain warehouse customer and the increase in the direct store delivery sales. In both the first nine months of 1999 and 1998, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

     Gross margin of $160.9 million for the first nine months of 1999 represented an increase of 8% over the first nine months of 1998. The gross margin of $55.5 million in the third quarter of 1999 represented a 7% increase over the third quarter of 1998. However, when Priority's margins are excluded from the 1998 results, gross margin increased by 27% for both the first nine months and the third quarter. In all periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margin as a percentage of net sales decreased to 2.60% for the first nine months of 1999 from 2.64% for the first nine months of 1998. However, after the exclusion of Priority, gross margin increased from 2.33% for the nine months of 1998. This increase in gross margin was the result of the change in mix away from the lower margin brokerage sales to the higher margin from stock sales in the BWI segment and also the increased sales of the higher margin Nuclear Pharmacy segment. The change in mix resulted from both the loss of the chain warehouse customer and the increase in direct store delivery business. For the third quarter, gross margin as a percentage of net sales decreased from 2.85% in 1998 (2.51% after the exclusion of Priority) to 2.59% in 1999. This decrease was the result of the inclusion of Priority in the 1998 results, offset by the increased sales of the higher margin Nuclear Pharmacy segment.

     Other income decreased because the 1999 results did not include the interest income that Priority had earned on the proceeds of its October 1997 initial public offering. Other income for 1999 is attributed to finance charges on customers' receivables.

     Selling, general and administrative ("SGA") expense for the first nine months of 1999 increased 6% from $84.7 million in 1998 to $89.4 million in 1999. For the third quarter, SGA increased 6% from $29.2 million in 1998 to $30.8 million in 1999. When Priority is excluded from the 1998 results, the increase in SGA was 20% for the first nine months and 21% for the third quarter. This increase is the result of our continued expansion through the opening of new distribution centers in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado and normal inflationary increases and increased variable costs to support our growing direct store delivery programs in the BWI segment. These variable costs include, among others, delivery expenses, warehouse expenses and labor costs. The remainder of the increase is associated with the continued expansion, and the opening of new specialized pharmacies, in our Nuclear Pharmacy segment. Our commitment to growth in both our direct store delivery sales and our Nuclear Pharmacy segment will result in increased SGA in the future. However, total SGA expense as a percent of from stock sales for the first nine months decreased from 2.8% in 1998 to 2.4% in 1999. We remain focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers.

     Depreciation and amortization expense increased as a result of the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization expense increased from $6.5 million ($5.5 million excluding Priority) in the first nine months of 1998 to $7.3 million in the first nine months of 1999. For the third quarter, depreciation and amortization expense increased from $2.2 million ($1.9 million excluding Priority) in 1998 to $2.6 million in 1999.

     Interest expense for the nine-month period increased from $14.0 million in 1998 to $16.5 million in 1999. For the third quarter, interest expense increased from $5.3 million in 1998 to $5.8 million in 1999. The average short-term borrowings outstanding for the nine-month period in 1998 were $239 million at an average short-term interest rate of 6.4%, as compared to $320 million at an average short-term interest rate of 5.1% in 1999. For the third quarter of 1998, the average short-term borrowings outstanding were $291 million at an average short-term interest rate of 6.4%, as compared to $315 million at an average short-term interest rate of 5.4% in 1999.

     In 1998 we recorded a non-cash charge of $1.6 million in the first nine months and $780,000 in the third quarter related to compensation expense associated with restricted stock grants. In 1999, we incurred approximately $1.9 million of one-time charges related to the acquisition of CPSI.

     The provision for income taxes represented approximately 38% of earnings before taxes for both the first nine months and the third quarter of 1998. The provision for income taxes represented approximately 40% of earnings before taxes for the first nine months of 1999 and 42% for the third quarter of 1999. The lower rate for 1998 reflects the utilization of NOL carryforwards in the accounts of CPSI.

Liquidity-Capital Resources

     For the nine-month period ended September 30, 1999, our operations consumed $165 million in cash. The use of funds resulted from an increase in accounts receivables and inventories. These uses were offset by an increase in accounts payable. The increase in accounts receivables is a direct result of the overall increase in direct store sales and increased volume in our brokerage type sales. The increase in inventories resulted from increased purchases associated with the start up of our new distribution centers in Milwaukee, Wisconsin and Kansas City, Missouri, additional volume associated with the inventory and purchasing management systems with certain customers and buildup related to Year 2000. The increase in accounts payable is attributed to the timing of payments of invoices related to inventory purchases. We continue to closely monitor working capital in relation to economic and competitive conditions. However, our emphasis on direct store delivery business will continue to require both net working capital and cash.

     Capital expenditures were $14.7 million during the first nine months of 1999. These were predominantly for distribution centers, the expansion and automation of existing distribution centers and the investment in additional management information systems.

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

     Funding Corp. sells our receivables at specified discount rates to a group of banks. At

September 30, 1999, there were $238 million of receivables interests outstanding that have been sold at an annual average discount rate of 5.1%. We account for the receivables facility as a financing transaction in our consolidated financial statements.

     Our bank credit facility allows us to borrow up to $174.5 million. The net increase in borrowings under our bank credit agreement was $133 million during the nine-month period. At September 30, 1999, we had outstanding borrowings of $152.5 million and a remaining availability of $22 million.

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

Year 2000

     The year 2000 will pose a unique set of challenges to those industries reliant on information technology. Because of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. This problem could result in the production of inaccurate data, or in the worst case, the inability of the systems to continue to function. We and other companies in the same business are vulnerable to this problem because we depend on our distribution and communications systems.

       Our Daily Sales System, which controls ordering, pricing, inventory control, and shipping, accounting for 70% of our total investment in software, was initially designed and programmed to be Year 2000 compliant. All remaining systems have been remediated to be Year 2000 compliant and are currently being tested. Furthermore, all major software purchases that we made within the past three years have been warranted to be compliant by the vendor. We have upgraded and replaced our hardware and network systems for reasons other than year 2000 compliance, however, this new hardware and network systems will be fully tested during 1999 to determine if they are also Year 2000 compliant. We estimate the total cumulative costs to make our systems compliant for the Year 2000 is approximately $1 million, of which approximately $850,000 had been incurred as of September 30, 1999.

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

       Moreover, to operate our business, we rely on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which we can assert little control. Our ability to conduct our business is dependent upon the ability of these third parties to avoid Year 2000 related disruptions. We have not yet received assurance from our third party service providers about their Year 2000 compliance. If our key third party service providers do not adequately address their Year 2000 issues, our business may be materially affected, which could result in a material adverse effect on our results of operations and financial condition.

     We have not to date developed any formal contingency plans, as such plans will depend in part on the responses from our third party service providers. However, if required, critical functions could be handled on an alternative basis until such time that the Year 2000 malfunction was identified and resolved.

     Because the uncertainties surrounding the year 2000, there is a concern that consumers of pharmaceutical products will begin to stockpile their prescriptions during late 1999 through early 2000. Even though the industry is attempting to address these concerns, a significant amount of stockpiling by consumers could result in temporary disruption of our ability to service our customers due to shortages of pharmaceutical products from the manufacturers. As a result, we have increased our inventory of pharmaceutical products.

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

Item 6.   Exhibits and Reports on Form 8-K


          (a)       Exhibits

                    10-BB (ii) Amendment to 1998 Non-Qualified Stock Option Plan of Registrant (A copy of this exhibit filed as Exhibit
                    4.3 (ii) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-85378) is incorporated herein by reference.)

                    10-CC Central Pharmacy Services, Inc. 1993 Stock Option Plan, as amended to date.

                    10-Z (ix) Second Amendment to the Profit Sharing Plan of Registrant effective January 1, 2000.

                    10-Z (x) Third Amendment to the Profit and Sharing Plan of Registrant, effective January 1, 2000.

                    27. Selected Financial Data Schedule

                    27.1 - 27.11 Restated Financial Data Schedules for years ended December 31, 1998, 1997 and 1996 and periods ended March 31, 1999, 1998 and 1997, June 30, 1999, 1998 and 1997,
                    and September 30, 1998 and 1997.

          (b)       Reports on Form 8-K

                    We filed a current report of Form 8-K dated August 23, 1999 with respect to our Board of Directors adoption of an amendment to the Restated Articles of Incorporation to increase the number of authorized common shares, $0.01 par value, from 40,000,000 shares to 53,333,333.

                                 SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 15, 1999                BINDLEY WESTERN INDUSTRIES, INC.



                              BY  /s/ Thomas J. Salentine
                                 ------------------------
                                      Thomas J. Salentine
                                      Executive Vice President
                                      (Principal Financial Officer)