Form 10-K
period 1999-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 2000-03-27
CIK 722808

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ____________ to _____________


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

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x      No ____
                                        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                 $425,537,218

Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale price for such stock on March xx, 2000 (assuming solely for the purposes of this calculation that all Directors and Officers of the Registrant are "affiliates")

                                  34,157,479

       Number of shares of Common Stock outstanding as of March 17, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this annual report on Form 10-K:

IDENTITY OF DOCUMENT                               PARTS OF FORM 10-K INTO WHICH
                                                   DOCUMENT IS INCORPORATED

                                                        PART III
Proxy Statement to be filed for the
2000 Annual Meeting of Common
Shareholders of Registrant

                       BINDLEY WESTERN INDUSTRIES, INC.
                             Indianapolis, Indiana

              Annual Report to Securities and Exchange Commission
                               December 31, 1999


                                    Part I


Item 1.   Business.

General
-------

          Bindley Western Industries, Inc., an Indiana corporation, is the fifth largest distributor of pharmaceuticals and related products in the United States. We sell ethical (prescription) pharmaceuticals, health and beauty care products, and homecare merchandise to chain drug companies that operate their own warehouses as well as independent drug stores, hospitals, clinics, HMOs and other managed care providers. We operate from 18 distribution centers in 14 states, serving customers located throughout the United States and in U.S. military facilities in Europe. By using us as a primary source of pharmaceuticals, our customers can centralize purchasing functions, exercise better inventory control, maintain better security and reduce handling costs.

          We sell to chain warehouses and direct store delivery customers. During 1999, we serviced three of the 10 largest chain warehouse customers in the United States. We believe that technological innovation and emphasis on customer service is critical to our ability to serve chain warehouse customers. Since 1987, we have focused significant resources on increasing sales to direct store delivery customers. Direct store delivery sales increased from $171 million in 1987 to $4.9 billion in 1999. To complement our internal growth and strengthen our position in the northeastern and southeastern United States, we purchased J.E. Goold in 1992, Kendall Drug in 1994, Tennessee Wholesale Drug in 1997 and Central Pharmacy Services in 1999.

          Bindley Western's sales of $8.5 billion for 1999 represented the 31st consecutive year of record sales, equating to a compound growth rate of approximately 20% since our inception in 1968. Our growth has resulted from acquisitions, expansion into new geographic areas and increased market share.

Spin-off of Priority Healthcare Corporation
-------------------------------------------

          On December 31, 1998, we distributed to our shareholders the remaining 82% interest that we then owned in our subsidiary, Priority Healthcare Corporation ("Priority"). We formed Priority in 1994 to focus on distributing products and providing services to the growing alternate site component of the healthcare industry. The net cost of the acquisitions which created Priority was approximately $7 million. The total market capitalization of the Priority shares distributed to our shareholders exceeded $500 million.

          The spin-off resulted in the removal of $107.5 million of assets and $37.2 million of liabilities from our consolidated balance sheet as of December 31, 1998. The results of operations for Priority, net of minority interest, for 1998 and earlier periods are included in our consolidated statement of earnings because Priority was a subsidiary through December 31, 1998.


Acquisition of Central Pharmacy
-------------------------------

          On August 31, 1999, we acquired Central Pharmacy Services, Inc., a Georgia corporation, through the merger of one of our wholly owned subsidiaries with and into Central Pharmacy, resulting in Central Pharmacy becoming a wholly owned subsidiary of ours. Headquartered in Atlanta, Georgia, Central Pharmacy operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Central Pharmacy operates 29 specialized pharmacies located in 13 states. Central Pharmacy's revenues increased from $4.4 million in 1993 to $43.9 million in 1999, an average annual compound growth rate of 47%.

          Central Pharmacy operates centralized nuclear pharmacies that prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Nuclear medicine uses small amounts of radioactive material for the safe diagnosis, treatment and monitoring of disease. In nuclear imaging procedures, a special camera scans a patient who has swallowed, inhaled or been injected with a diluted radiopharmaceutical compound that emits radiotracers. The special camera is able to detect the radiotracer emissions from the compound. The compounds are usually specific to a particular organ in which they concentrate and help the reader of the scan detect irregularities in organ tissue for the identification of cancer or other diseases. Common types of scans include heart, bone, liver, renal, lung and brain scans. Nuclear imaging is a way to gather medical information that may otherwise be unavailable, that may otherwise require invasive surgery or that otherwise would have necessitated more expensive diagnostic tests.

          Hospitals and clinics that perform diagnostic imaging procedures have two means of acquiring the radiopharmaceuticals: they can buy directly from manufacturers in bulk and perform the compounding and unit dosing themselves, or they can purchase from centralized nuclear pharmacies principally in unit dose form.

          In addition to its core radiopharmaceutical compounding, dispensing and distribution services, Central Pharmacy has recently expanded its service offerings with its NuScan Services division. NuScan provides nuclear medicine imaging department outsourcing services to hospital clients. The hospital provides the space for the imaging department, while the radiopharmaceuticals, equipment, personnel, scheduling and management are all controlled by NuScan. NuScan charges the hospital on a fee-per-scan basis, which effectively switches the department from a fixed to a variable cost.

          The descriptions of the businesses of Bindley Western and Central Pharmacy are discussed separately in this report because of the recent nature of this acquisition.


Segments
--------

          The core operations of Bindley Western are included in the BWI segment while the operations of Central Pharmacy comprise the Nuclear Pharmacy segment. Prior to the spin-off, the operations of Priority comprised the Priority segment.

          These segments have different management teams and infrastructures to facilitate their specific customer needs and marketing strategies. These segments are discussed separately in this report. See also Note 3 to the Consolidated Financial Statements.

Suppliers
---------

BWI

          In every year for the last five years, sales of ethical (prescription) pharmaceutical products accounted for approximately 85% of our total sales volume. Our 800 plus suppliers are comprised of branded pharmaceutical manufacturers, generic pharmaceutical manufacturers, private label manufacturers of pharmaceutical and over-the-counter products, various health and beauty care and home health care vendors, and other wholesale distributors which purchase products directly from the manufacturer or sources other than the manufacturer. Of the approximately 54,000 products in our inventory, a comparatively small number account for a disproportionately large share of the total dollar volume of products sold. Our five largest suppliers in 1999 were Pfizer, Bristol-Myers Squibb Company, Astra Pharmaceutical, Eli Lilly and Company and SmithKline Beecham. While none of these vendors account for over 10% of net sales, as a group, they are significant. We maintain many competing products in inventory and are not dependent upon any single supplier. Nevertheless, the loss of a major supplier could adversely affect our business if we could not locate alternate sources of supply. Our arrangements with suppliers typically may be canceled by either party, without cause, on one month's notice. Many of these arrangements are not governed by formal agreements. We believe our relationships with our suppliers are generally good.

Nuclear Pharmacy

          Although supplier contracts are negotiated centrally, each of our pharmacy managers has the discretion to order from suppliers based on local market demand for products and delivery availability from suppliers. However, in the aggregate, the largest suppliers to Nuclear Pharmacy are Nycomed Amersham, Mallinckrodt Medical, Inc. and DuPont Pharmaceuticals Company. These top three suppliers accounted for 86% of total purchases in 1999, 79% of total purchases in 1998 and 74% of total purchases in 1997.

Customers and Markets
---------------------

BWI

          We categorize our sales as either "brokerage sales" or "from stock sales". Brokerage sales are made to the chain warehouse market and from stock sales are made directly from our inventory to both the chain warehouse and direct store delivery markets. See Item 6 -- Selected Financial Data for revenues from brokerage sales and from stock sales.

          Direct Store Delivery Market. We provide direct store delivery service to chain drug stores (both warehousing and non-warehousing), independent drug stores, hospitals, clinics, HMOs, state and federal agencies and other health care providers. These customers generally purchase less than full-case lots on a daily basis when they need a particular item. While smaller in quantity, these sales typically generate higher margins than sales to warehouse customers. Shipments to direct store customers are delivered on a daily basis by our vehicles or by carriers.

          Our direct store delivery business has experienced significant growth. Since 1987, direct store delivery sales increased from $171 million to $4.9 billion in 1999, a compound annual growth rate of 32%. Direct store delivery sales as a percentage of net sales increased from approximately 16% to approximately 58% during that period. During 1999, no single direct store delivery customer accounted for 10% or more of our total net sales.

          We compete with other drug wholesalers for direct store delivery sales by offering value added services that our customers would not be likely to develop on their own. These value added services are designed to enhance the competitiveness of independent, small chain and managed care pharmacies. Two examples are our "Profit Partners" and "1st Choice for Value" programs. These are both PC-based, marketing support and merchandising programs which include a generic pharmaceutical source program, a home health care program, a private label over the counter program and the Rx Vector and Global Vector purchasing and inventory management systems.

          We believe that there are opportunities for growth in direct store delivery sales by expanding into new geographical areas and increasing our market share in existing markets. We are focused on the development of new services and programs through interaction and cooperation with both customers and suppliers, all of which are designed to enhance profitability, provide added value to the customer and strengthen our role in the distribution channel. These programs include computerized ordering systems, inventory management programs, generic pharmaceutical source programs, repack programs, innovative advertising and marketing campaigns and merchandising programs, including private label product lines and e-commerce business solutions.

          Chain Warehouse Market. Chain warehouse customers purchase in full-case lots for redistribution to individual retail outlets. Approximately 42% of our net sales in 1999 were to chain drug warehouse customers. At December 31, 1999, our largest chain drug customers and the approximate period of time they had done business with us were: Eckerd Corporation (27 years) and CVS (30 years). The following chain drug warehouse customers each accounted for over 10% of net sales during the years shown: Eckerd Corporation (16%) and CVS (21%) in 1999; Eckerd Corporation (18%) and CVS (17%) in 1998; and CVS (22%), Rite Aid Corporation (18%) and Eckerd Corporation (16%) in 1997. Net sales to these customers aggregated 37% of net sales for 1999, 35% of net sales for 1998 and 56% of net sales for 1997.

          By using us as a primary source of pharmaceuticals, a chain drug customer can centralize its purchasing functions, exercise better inventory control, maintain better security and reduce handling costs. Inventory control and security are particularly important to these customers because of the relatively high dollar value of pharmaceuticals in relation to their physical size. In addition, we offer chain drug customers systems and procedures that we have developed to facilitate their compliance with the recordkeeping and physical security requirements of the Controlled Substances Act of 1970 and the Prescription Drug Marketing Act of 1987. Additionally, we offer software to these customers which permits direct communication between our computers and theirs.

          We have, from time to time, entered into written understandings with some chain warehouse customers setting forth various terms and conditions of sale. Generally, we have few long-term contracts with our major customers and the relationship is terminable at will by either party. The loss of any one of our major chain warehouse customers could have a material adverse effect on our operations. During the second quarter of 1998, Rite Aid informed us that it had signed a supply agreement with another wholesaler that became effective in May 1998. In 1997, Rite Aid accounted for 18% of our net sales. Sales to Rite Aid were predominantly to their warehouses. The loss of this customer has not had a material adverse impact on our operations. See also, Note 14 -- Major Customers in our financial statements.

Nuclear Pharmacy

          We actively serve two types of customers: hospitals and outpatient clinics. Each type of customer receives product deliveries through the same network, but there are differences in the frequency and types of doses, the number and timing of deliveries and the method of purchasing. Approximately 475 hospital customers generate nearly two-thirds of our revenue. Over the past several years, the hospital industry has undergone significant consolidation. The hospitals that have not participated in this trend have aggregated purchasing clout through group purchasing associations. We have been able to participate in bidding on these accounts in partnership with other nuclear pharmacy providers, due to the mismatch between the broad national coverage of the group purchasing organizations and hospital consolidators and the focused, regional coverage of our Nuclear Pharmacy segment. The Nuclear Pharmacy segment also services approximately 115 clinic customers. Clinic customers differ from hospitals in their price sensitivity, product focus and timing of deliveries. While clinic customers are very price sensitive due to reimbursement concerns, they tend to order exclusively the higher margin cardiology products on a regular basis, which produces attractive margins. However, due to their outpatient population, clinics do not require emergency deliveries, which produce lower margins due to the small quantity of orders.

          Central Pharmacy has partnered with two radiopharmaceutical manufacturers to advance its position with group purchasing organizations. Mallinckrodt Medical, Inc. has a contract that lasts through June 2004 with Premier Purchasing Partners, L.P., the largest hospital group purchasing organization in the United States representing approximately 30% of hospitals, in which Mallinckrodt is the exclusive distributor of nuclear medicine products to Premier members. Mallinckrodt established a similar relationship with Consorta Catholic Resource Partners ("Consorta") in December 1999. We have a parallel agreement with Mallinckrodt in which we are the exclusive service representative for these Premier and Consorta accounts in specific geographic areas. Our ability to sign new contracts with Premier and Consorta customers under this arrangement is strong, but not automatic. Each contract must be enrolled individually at the time the contract is up for renewal and renegotiation, and therefore requires significant joint sales efforts by our local pharmacy managers and the local Mallinckrodt and Premier representatives.

          Similarly, Nycomed Amersham has a contract that lasts through 2001 with Novation LLC, a group purchasing organization that represents approximately 30% of all United States hospitals, in which Nycomed/Amersham is the exclusive distributor of nuclear medicine products to Novation members. We have a parallel agreement with Nycomed/Amersham to be the exclusive service representative for these Novation accounts in specific geographic areas. The Novation contract is very similar to the Premier contract in the manner of obtaining customers.

Internal Systems Development
----------------------------

BWI

          We have developed and continue to improve our specialized internal operating and management systems. We control inventories and accounts receivable through the use of data processing and management information systems which we developed. These assets are monitored by distribution center management using real time connections to the Company's centralized data center. At present, many operational functions, including accounting, cash management, accounts receivable and inventory control are conducted through data processing operations at our Indianapolis, Indiana facility. Data is transmitted to and from on-site data processing equipment at the distribution centers.

Nuclear Pharmacy

          We have developed programs to enhance internal operating and management systems. We control accounts receivable, accounts payable and group purchasing organization billing through the use of internally developed software programs. The majority of operational functions, including accounting, cash management, and accounts receivable are conducted through data processing operations in the Atlanta, Georgia facility. Accounts receivable and accounts payable data are transmitted electronically to and from on-site data processing equipment at each of the pharmacies.

Expansion/Acquisitions
----------------------

          We have made several acquisitions since 1992. We continue to seek opportunities to expand operations through our acquisition of wholesale drug distributors and other businesses in the healthcare industry.

          Within the past two years, we have established six distribution centers in new operational areas and replaced three older distribution centers with new centers.

          Presented below is a brief discussion of acquisitions by Bindley Western since 1992. All of the acquisitions, other than the acquisition of Central Pharmacy, have been accounted for under the purchase method and, accordingly, the results of operations of the acquired companies have been included in our financial statements from the effective date of acquisition. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis over periods not exceeding 40 years. See, also, Note 15 - Statement of Cash Flows in our financial statements.

          J.E. Goold. On March 25, 1992, we effected a merger with J.E. Goold, a full-line, full-service distributor of pharmaceutical, health and beauty care and home health care products based in Portland, Maine.

          Kendall Drug Company. Effective July 1, 1994, we acquired the net assets of Kendall Drug Company, a wholesale distributor of pharmaceutical products and health and beauty care products based in Shelby, North Carolina.

          Priority Healthcare Services Corporation. On February 7, 1996, we acquired all of the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. Through February 7, 1997, this business was operated as National Infusion Services, Inc., a physician managed provider of infusion services programs to patients in a variety of settings, including the home, extended care facilities and its outpatient center in Indianapolis, Indiana. On that date, the corporate name was changed to Priority Healthcare Services Corporation. We expended approximately $9.0 million and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. See Note 6 - Intangibles and Note 9 - Long Term Debt in our consolidated financial statements.

          Tennessee Wholesale Drug Company. Effective July 31, 1997, we purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of Tennessee Wholesale Drug Company, Inc. ("TWD"), a full-line, full-service wholesale drug company with a distribution facility in Nashville, Tennessee. We expended approximately $27 million which approximated the net book value of the assets and liabilities acquired. While the acquisition was not material to us as a whole, it provided further opportunities for us to expand our presence in the direct store delivery and managed care markets.

          Priority Healthcare Corporation. In August 1994, we formed Priority Healthcare as our subsidiary by combining the businesses of two acquisitions that we had made in 1993. From 1994 to 1997, Priority acquired three other businesses in California and Florida. In October 1997, Priority Healthcare completed an initial public offering in which 18% of its stock was issued to the public. On December 31, 1998, we distributed to our shareholders the remaining 82% interest that we then owned in Priority Healthcare.

          Central Pharmacy. On August 31, 1999, we acquired Central Pharmacy Services, Inc. through a merger in which Central Pharmacy became a wholly owned subsidiary of ours. We issued approximately 2.9 million shares of our common stock in connection with the acquisition, along with options to purchase approximately 300,000 shares of our common stock in exchange for previously outstanding Central Pharmacy options. We are accounting for the acquisition of Central Pharmacy as a pooling of interests and the financial statements are based on the assumption that the companies were combined for all periods presented. Headquartered in Atlanta, Georgia, Central Pharmacy operates centralized nuclear pharmacies that prepare and deliver radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Central Pharmacy operates 29 specialized pharmacies located in 13 states.

Employees
---------

BWI

          At February 29, 2000, we had approximately 1435 employees, of whom approximately 4% were covered by a single collective bargaining agreement. We believe that our relationship with our employees is good.

Nuclear Pharmacy

          At February 29, 2000, we had a total of approximately 360 employees, none of whom were covered by a collective bargaining agreement.

Competition
-----------

BWI

          We compete with national full-line, full-service wholesale drug distributors, some of which are larger and have substantially greater financial resources than we do. We also compete with local and regional drug distributors, direct selling manufacturers and specialty distributors. While competition is primarily price oriented, it can also be affected by delivery requirements, credit terms, technology services, depth of product line and other customer service requirements. We cannot assure you that we will not encounter increased competition in the future that could adversely affect our business. In recent years there has been a trend toward consolidation in the wholesale drug industry, as shown by the purchase of a number of distributors by national wholesalers. We estimate that there are currently approximately 35 full-line, full-service wholesale drug distributors in the United States.

Nuclear Pharmacy

          We have only one significant competitor, Syncor International, a publicly-traded national chain. Syncor is primarily a nuclear pharmacy services company engaged in compounding, dispensing and distributing radiopharmaceutical products and services to hospitals and clinics in the United States and overseas. We also compete with the distribution arms of some major manufacturers, such as Mallinckrodt and Nycomed/Amersham, but to a lesser extent since they operate mostly in the largest metropolitan markets.

Government Regulation
---------------------

BWI

          We are subject to regulation by federal, state and local government agencies and must obtain licenses or permits from, and comply with operating and security standards of, the United States Drug Enforcement Administration, the Food and Drug Administration ("FDA") and numerous state agencies. Each of our distribution centers is licensed to distribute ethical pharmaceutical products and certain controlled substances in accordance with the requirements of the Prescription Drug Marketing Act of 1987 and the Controlled Substances Act of 1970.

          If we fail to comply with these laws and regulations, we could be subject to both criminal and civil sanctions. We have full-time regulatory compliance managers and outside advisors conduct compliance reviews at our locations. We have also implemented a company-wide ethics and corporate compliance program. We believe that our operations comply in all material respects with applicable laws and regulations. However, because the health care industry will continue to be subject to substantial regulations, we cannot assure you that our activities will not be reviewed or challenged by the government in the future.

          Since Congress enacted the Prescription Drug Marketing Act ("PDMA") in 1987, we have conducted our alternate source purchasing and state licensing activities in accordance with this legislation. On December 3, 1999, the FDA published final regulations, to become effective December 4, 2000, that will, among other things, require (a) alternate source vendors to provide purchasers of pharmaceutical drugs with either (i) written proof that they are authorized to distribute a manufacturer's pharmaceutical drugs or (ii) a statement identifying each prior sale, purchase, or trade of that particular pharmaceutical drug starting in the chain of distribution with the manufacturer and (b) at least 44 states to change the record retention requirements for wholesale distributors of prescription drugs from the current two years to three years. Although the final regulations will require us to make some modifications with respect to our current business practices related to alternate source purchases and record retention, we do not anticipate that the final regulations will have a material adverse effect on our business or results of operations.

Nuclear Pharmacy

          We operate in a highly regulated industry which requires licenses or permits from the Federal Nuclear Regulatory Commission, the Radiologic Health Agency of each state in which we operate, the applicable State Board of Pharmacy and the Department of Transportation which regulates the transport of potentially hazardous material. We devote substantial human and financial resources to complying with these applicable regulations.

Industry Overview
-----------------

          The wholesale drug industry in the United States continues to experience significant growth. As reported by the National Wholesale Druggists' Association, industry sales grew from $30 billion in 1990 to approximately $83 billion in 1998, a compound annual growth rate of 14%. Today, industry analysts estimate over 80% of pharmaceutical sales are distributed through wholesalers compared to less than 47% in 1970. Order processing, inventory management and product delivery by wholesale distributors allow manufacturers to better allocate their resources to research and development, manufacturing and marketing their products. Wholesale distribution provides customers access to a single supply source for a full line of pharmaceutical and health care products that are manufactured by hundreds of other companies. Wholesale distribution can lower customers' inventory, reduce costs and delivery time and improve purchasing and inventory information. Wholesale distribution also offers value added programs that can reduce customers' costs and increase their operating efficiencies.

          We believe the pharmaceutical industry, including drug wholesalers and related health care distributors and providers, will continue to grow as a result of the following trends:

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

          Introduction of New Pharmaceuticals. Traditional research and development as well as the advent of new research and production methods, such as biotechnology, continue to generate new compounds that are more effective in treating diseases. We believe that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to the continued growth of the industry. Drug therapy has had a beneficial impact on the overall increase in aggregate health care costs, by reducing expensive surgeries and prolonged hospital stays. The Health Care Financing Administration estimates that expenditures in the United States for pharmaceuticals will more than triple by 2008 from current levels.

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

          Increased Use of Generic Drugs. The growth of managed care's influence on pharmacy along with the introduction of generic equivalent products for many top selling brand name drugs has caused the generic market to grow substantially. Branded drugs with annual sales of approximately $24 billion are expected to come off patent in the next three years, thus expanding the generic marketing opportunity. Analysts estimate that the size of the generic market is expected to nearly double from $8.8 billion in 1998 to $16.6 billion in 2003.

          Pharmaceutical Price Increases. As a result of competitive market-driven cost containment measures implemented by both the private and public sectors since 1993, pharmaceutical price increases are less than in prior years. Nevertheless, we believe that price increases by pharmaceutical manufacturers will continue to equal or exceed the overall Consumer Price Index, which is due in large part to relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the research and development, clinical testing and FDA approval of new products.

          Continued Industry Consolidation. Largely in response to cost containment pressure from private and governmental payers and the focus on health care reform in the United States during the 1990's, the health care industry is experiencing significant consolidation at the manufacturer, wholesaler and customer levels. Pharmaceutical manufacturers consolidate to reduce operating expenses, gain access to new drugs in the pipeline and enhance marketing efforts in a managed care environment. Chain drug stores consolidate through combining with other drug chains, as well as acquiring independent drug stores. Independent drug stores are also consolidating through regional and national affiliations. The number of pharmaceutical wholesalers in the United States has decreased from 139 in 1980 to approximately 35 full-line, full-service wholesalers at the end of 1999.

          Medicare Prescription Drug Benefit. An emerging debate centers around proposed legislation to offer an outpatient drug benefit for Medicare beneficiaries. Although this proposed federal legislation could slow down the recent growth of the pharmaceutical industry because of politically imposed price controls, some analysts believe that drug wholesalers will benefit because of increased volume and generic drug participation.

          e-Commerce. Because wholesale drug distributors perform the fulfillment function for on-line pharmacies, the recent advent of e-commerce companies that distribute pharmaceuticals via the Internet should not threaten -- and may even benefit -- drug distributors. Most industry observers have determined that successful e-commerce companies will need to partner with retail drug chains or pharmacy benefits management companies to provide for the orderly administration of related claims.

Item 2.   Properties.

BWI

          We currently have 18 distribution centers located in 14 states.

          Each of our distribution centers has been constructed or adapted to our specifications for climate control, alarm systems and segregated security areas for controlled substances. We use modern warehousing techniques and equipment designed to accommodate both chain drug warehouses and direct store delivery customers. At each location, a manager supervises warehouse, delivery and local sales functions. We use our own vans and trucks, as well as contract carriers, common carriers and couriers to deliver products. We believe that our facilities are adequate to serve our current and anticipated needs without making any capital expenditures at levels which are materially higher than the amounts we have spent in the past.

          Our distribution centers are listed below:

                                        Square               Owned or
               Location                 Footage               Leased
               --------                 -------               ------
Austell, Georgia                         56,160              Leased
Dallas, Texas                            44,000              Owned
Denver, Colorado                         42,725              Leased
Grapevine, Texas                         70,000              Leased
Houston, Texas                           39,000              Owned
Indianapolis, Indiana                    57,200              Owned
Kansas City, Missouri                    45,696              Leased
Middletown, Pennsylvania                112,000              Owned
Milwaukee, Wisconsin                     40,040              Leased
Nashville, Tennessee                     93,000              Owned
Orange, Connecticut                     185,000              Owned
Orlando, Florida                         94,600              Owned
Portland, Maine                          60,000              Owned
Portland, Oregon                         46,000              Leased
San Dimas, California                    53,500              Leased
Shelby, North Carolina                   96,500              Owned
Westbrook, Maine                        132,000              Owned
Woodland, California                     47,000              Leased

          We lease approximately 76,000 square feet for our corporate headquarters in Indianapolis, Indiana for our accounting, human resources, information systems, purchasing and sales and marketing departments, along with our executive offices and related staff. This is a 15 year lease which began April 30, 1999.

Nuclear Pharmacy

          We operate 29 centralized nuclear pharmacies. All of the pharmacies are leased. The following table shows the locations of the pharmacies and sites:

State                    City                     State            City
-----                    ----                     -----            ----

Alabama                  Birmingham               Nebraska         Omaha
                         Gadsden

Arkansas                 Fort Smith               Oklahoma         Tulsa
                         Little Rock
                         Ozark


Florida                  Gainesville              Oregon           Eugene
                         Jacksonville                              Medford
                         Port Charlotte
                         Palm City
                         Winter Haven


Kentucky                 Lexington                Tennessee        Chattanooga
                         Louisville                                Nashville


Louisiana                Baton Rouge              Texas            Lake Area
                         Houma
                         Lafayette
                         Monroe


Mississippi              Jackson                  Virginia         Richmond
                         Meridian                                  Charlottesville
                                                  Washington       Spokane
                                                                   Tacoma

Item 3.   Legal Proceedings.

     Bindley Western was named a defendant, along with six other pharmaceutical wholesalers and 24 pharmaceutical manufacturers, in a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993. (In re Brand Name Prescription Drugs Litigation, MDL 997.) The
           ----------------------------------------------
complaint alleges that the defendants conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The complaint seeks injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. Additional complaints were filed in the federal class action by two chain drug companies naming certain pharmaceutical manufacturers and wholesalers, including us, as defendants. These complaints contain allegations and claims for relief that are substantially similar to those in the earlier class action complaint. In addition, we are a defendant in additional actions brought by plaintiffs who "opted out" of the federal class action. The vast majority of the complaints in these actions contain allegations and claims for relief that are substantially similar to those in the federal class action. The remaining complaints add allegations that the defendants' conduct violated state law. We have denied the allegations in each of the amended complaints filed in these opt out lawsuits. Discovery in the opt out cases is currently ongoing and no trial dates have yet been scheduled.

     On July 1, 1996, we and several other wholesalers were joined as defendants in a proceeding filed in the Circuit Court of Greene County, Alabama. (Durrett
                                                                        -------
v. The Upjohn Company, Civil Action No. 94-029.)  An order dismissing the action
---------------------
and taxing costs against the plaintiffs was entered by the Circuit Court on November 29, 1999.

     On June 16, 1998, we were named a defendant in an action filed in the Circuit Court for Cocke County, Tennessee purportedly on behalf of consumers of prescription drugs in the following states: Tennessee, Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia and Wisconsin. (Graves et al. v. Abbott
                                                     -----------------------
Laboratories et al., Civil Action No. 25,109-II.)  The complaint charges that
-------------------
pharmaceutical manufacturers and wholesalers, including us, engaged in a price-fixing conspiracy in violation of Tennessee's Trade Practices Act and Consumer Protection Act, and the unfair or deceptive trade practices statutes of the other jurisdictions named therein. We have denied the allegations of the complaint and all proceedings in this suit have been stayed until further order of the Circuit Court.

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

     Several of the manufacturer defendants and the class plaintiffs have reached settlement agreements with regard to the In re Brand Name Prescription
                                                 -----------------------------
Drugs class action.  Under these agreements, the settling manufacturer
-----
defendants retain certain contingent liabilities under the October 21, 1994 agreement discussed in the preceding paragraph. The trial against the remaining defendants, including us, began on September 14, 1998. On November 30, 1998, the court granted all remaining defendants' motions for judgments as a matter of law and dismissed all class claims against us and other defendants. The class plaintiffs appealed the Court's ruling, and, on July 13, 1999, the appeals court dismissed the wholesalers, including us, from the case. On February 22, 2000, the United States Supreme Court denied the plaintiffs' petition for certiorari, thus concluding the In re Brand Name Prescription Drugs class action litigation.
                    -----------------------------------

     After discussions with counsel, we believe that any allegations of liability against us in the remaining prescription drug pricing cases described above are without merit and that any liability that we may have is not likely to have a material adverse effect on our financial condition, results of operations, or cash flows.

     The Company has been advised that it is a potential defendant in an ongoing grand jury investigation being conducted by the U.S. Attorney's Office in Las Vegas, NV. The investigation concerns transactions between wholesale pharmaceutical distributors and licensed institutional pharmacies known as closed-door pharmacies. Closed-door or institutional pharmacies are entitled to purchase pharmaceuticals at a discount from wholesale prices, but typically have an agreement with the manufacturers to service only their own long-term care patients. Wholesalers seek chargeback credits from the manufacturers for sales to closed-door pharmacies.

     The Company understands that the government's inquiry focuses principally on whether pharmaceutical manufacturers have been defrauded by institutional or closed-door pharmacies, which allegedly resold discount-priced pharmaceutical drugs at a profit in violation of agreements with pharmaceutical manufacturers to purchase the product solely for their own use. The government is examining whether the Company, through any of its employees, participated in these transactions by selling discount-priced pharmaceutical drugs with knowledge of the pharmacies' plans to resell the product at a profit. These sales of excess pharmaceutical drugs were allegedly made to alternate source vendors that, in turn, sold the product in the secondary market to numerous wholesale distributors and other customers.

     To date, the government's investigation has been substantially focused on sales that the Company made at the San Dimas, California division of Bindley Western Drug Company to certain institutional pharmacies located in California and Nevada, principally between 1995 and 1997. The Company no longer employs the two managers who were primarily involved in the questioned sales. One was terminated by the Company approximately two years ago for violation of the Company's ethics code, and the other abruptly resigned in October 1999 during the investigation of this matter. The Company has determined that sales to institutional pharmacies served by the San Dimas division of Bindley Western Drug Company represented less than 1% of total Company sales during the period in question. The Company has further determined that no related business has been conducted with these accounts for an extended period.

     The Company believes that its two former managers have admitted to certain wrongdoing in connection with their activities while employed by the Company. The Company is cooperating with the government and has undertaken its own investigation. At this stage of the government's investigation, the Company does not believe it is possible to predict or determine the outcome, resolution or timing of the final resolution of this matter. The Company is currently unable to estimate the range of any potential loss, the amount of which could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

     We are also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to our business, the outcome of which should not have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 1999 to a vote of our security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Company

     The following is a list of our executive officers, their ages and the positions held by each of them. These positions may exclude other positions held with our subsidiaries. These executive officers serve at the discretion of our Board. There is no family relationship between any of our executive officers.

          Name                     Age                       Position
          ----------------------------------------------------------------------

          William E. Bindley        59           Chairman of the Board, Chief
                                                 Executive Officer and President
          Keith W. Burks            42           Executive Vice President
          Michael D. McCormick      52           Executive Vice President,
                                                 General Counsel and Secretary
          Thomas J. Salentine       60           Executive Vice President and
                                                 Chief Financial Officer
          Gregory S. Beyerl         42           Vice President and Controller
          Michael L. Shinn          45           Treasurer

Gregory S. Beyerl, who is a certified public accountant, joined the Bindley Western Drug Company Division in 1986 as Assistant Controller and was promoted to division Controller in 1987, division Vice President in 1990 and corporate Vice President and Controller in 1992. He was previously with the accounting firm of Price Waterhouse. Mr. Beyerl also holds an MBA degree.

Michael L. Shinn joined Bindley Western as Treasurer in May 1992. Mr. Shinn is a certified public accountant and was previously the Director of Corporate Taxation for the Indianapolis office of the accounting firm of Price Waterhouse. His duties include responsibility for our entire tax function, including our subsidiaries and divisions.

(Pursuant to General Instruction (G)(3) of Form 10-K, the foregoing information pertaining to executive officers who are not standing for election as members of the Board of Directors is included as an unnumbered Item in Part I of this Annual Report instead of being included in our Proxy Statement for our 2000 Annual Meeting of Shareholders.)

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

     Our common stock, $.01 par value, is traded on the New York Stock Exchange under the symbol "BDY." On June 3, 1998, a 4-for-3 stock split of our common stock was paid in the form of a stock dividend to shareholders of record at the close of business on May 21, 1998. On June 25, 1999, another 4-for-3 stock split of our common stock was paid in the form of a stock dividend to shareholders of record at the close of business on June 11, 1999. The following table is adjusted to reflect retroactively the June 3, 1998 stock split and the June 25, 1999 stock split as well as the December 31, 1998 spin-off of Priority Healthcare Corporation's common stock. The table shows the range of the reported high and low prices for our common stock as reported on the New York Stock Exchange for the years ended December 31, 1999 and December 31, 1998.

     1999                               High      Low
     January 1 - March 31               25.83     16.22
     April 1 - June 30                  24.89     20.63
     July 1 - September 30              24.06     13.50
     October 1 - December 31            15.56     11.75

     1998                               High      Low
     January 1 - March 31               11.27      8.02
     April 1 - June 30                  13.07     10.10
     July 1 - September 30              13.76     10.27
     October 1 - December 31            19.51      9.93

     At March 17, 2000, 34,157,479 shares of our common stock were outstanding, which were held by approximately 1,224 holders of record.

     We paid cash dividends on our common stock of 2 cents per share on 9 different quarterly dates for the period beginning March 25, 1997 and ending March 23, 1999. The 2 cents per share dividend remained unchanged after the June 3, 1998 stock split. We paid cash dividends on our common stock of 1.5 cents per share on 4 different quarterly dates for the period beginning July 16, 1999 and ending March 24, 2000. In addition, on December 31, 1998, we completed the spin-off of our subsidiary Priority Healthcare by distributing to the holders of our common stock all of the shares of Priority Class A common stock that we owned. We distributed 10,214,286 shares of Priority Class A common stock on the basis of .448 shares of Priority Class A common stock for each share of our common stock outstanding on the record date, December 15, 1998. As a result of the distribution, Priority ceased to be a subsidiary of ours. Future dividends will be paid in accordance with declarations by our Board of Directors in its sole discretion. Our primary bank line of credit agreement requires us to maintain specified levels of working capital and net worth, which may limit our ability to pay dividends in the future.

     During the third quarter of 1994, we established an Automatic Dividend Reinvestment Plan for our shareholders. This voluntary plan provides for periodic investment of shareholder dividends in shares of our common stock plus the opportunity to make voluntary cash payments up to $5,000 per month to purchase additional shares without incurring any service charges or brokerage fees.

Sales of Unregistered Securities

     On May 20, 1999, we issued a total of 1,435 shares, adjusted to reflect the June 25, 1999 stock split, of our common stock to our seven non-employee directors as the stock portion of their annual retainer. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act.

     On June 25, 1999, all of our 22,921,685 shares of common stock outstanding on the record date of June 11, 1999, were split on a four-for-three basis, paid as a stock dividend. This transaction was exempt from the registration requirements of the Securities Act because it did not involve a "sale" of a security within the meaning of Section 2(3) of the Securities Act.

     On August 31, 1999, we issued a total of 2,922,055 shares of our common stock in connection with our acquisition of Central Pharmacy Services. This issuance was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

     On December 27, 1999, we sold $25 million of our 7.93% Senior Notes due December 27, 2004 to Nationwide Life Insurance Company. This sale was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

Item 6.                              Selected Financial Data

The selected financial data set forth below should be read in conjuction with the Company's financial statements and related notes included elsewhere in this report. All of our financial information includes the results of Bindley Western Industries, Inc. ("BWI") and Central Pharmacy Services, Inc. ("Central Pharmacy") for all periods presented giving retroactive effect to the merger on August 31, 1999 which has been accounted for as a pooling of interests.

            Five Year Financial Review and Selected Financial Data
                       Bindley Western Industries, Inc.

(in thousands, except share data)
-------------------------------------------------------------------------------------------------------------------------------
                                                   1999           1998 (1)            1997             1996            1995
-------------------------------------------------------------------------------------------------------------------------------
Net sales from stock                           $ 5,039,180      $ 4,156,799       $ 2,784,450      $ 2,145,262      $ 1,941,212
Net brokerage sales                              3,468,425        3,497,422         4,549,687        3,190,219        2,741,415
Other income                                         1,939            1,915             1,908            1,410            2,559
Cost of products sold                            8,287,842        7,448,331         7,181,415        5,207,565        4,573,233
Selling, general and administrative                121,542          118,340            89,402           77,396           67,705
Other expenses                                      36,082           46,375            24,704           21,447           17,239

Earnings before income taxes                        64,078           43,090            40,524           30,483           27,009
Provision for income taxes                          25,782           18,989            15,806           12,865           11,383
Minority interest in net income
  of consolidated subsidiary                             -            1,865               212                -                -
Net earnings                                        38,296           22,236            24,506           17,618           15,626

Earnings per share: (2)(3)
  Basic                                        $      1.14      $      0.70       $      0.95      $      0.76      $      0.70
  Diluted                                      $      1.05      $      0.66       $      0.83      $      0.67      $      0.62

Cash dividends declared per Common Share       $     0.065      $      0.08       $      0.08      $      0.08      $      0.08

Other financial data:
Current assets                                 $ 1,582,855      $ 1,180,276       $ 1,188,403      $   854,890      $   780,041
Total assets                                     1,702,822        1,293,957         1,292,944          946,285          852,776
Current liabilities                              1,284,706          954,510           903,945          621,037          575,690
Long-term debt                                      38,698              733            32,282          101,861           72,562
Total liabilities                                1,328,107          958,330           940,389          725,928          653,358
Minority interest                                        -                -            11,010                -                -
Shareholders equity                                374,715          335,627           341,545          220,357          199,418
Book value per share (2)(3)                          11.02            13.08             18.32            15.56            14.40

(1) On December 31, 1998, BWI distributed to the holders of BWI Common Stock all of the 10,214,286 shares of Priority Class A Common Stock owned by BWI in the form of a dividend. As a result of the distribution, Priority ceased to be a subsidiary of BWI as of December 31, 1998 and as such, its assets, liabilities and equity are not included in the December 31, 1998 Consolidated Balance Sheet. However, Priority's results of operations, net of minority interest, for the year ended December 31, 1998 are included in the BWI Consolidated Statement of Earnings as Priority was a subsidiary of the Company for the full year of 1998.

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

(3) On June 25, 1999, a 4-for-3 split of the Company's Common Stock was effected in the form of a dividend to all shareholders of record at the close of business on June 11, 1999. Accordingly, all historical weighted average and per share amounts have been restated to reflect the stock split. Share amounts in the consolidated Balance Sheets reflect the actual share amounts outstanding for each period presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis that follows should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report.

We have made the following acquisitions which affect the comparison of the results of operations on a year to year basis. All acquisitions, except Central Pharmacy Services, Inc., have been accounted for under the purchase method and, accordingly, the results of operations of the acquired entities are included in the Company's financial statements from the respective dates of acquisition.

Tennessee Wholesale Drug Company - Effective July 31, 1997, we acquired substantially all of the operating assets and assumed most of the liabilities of Tennessee Wholesale Drug Company ("TWD"). TWD is a full-line, full-service wholesale drug company with a distribution facility in Nashville, Tennessee.

Grove Way Pharmacy - Effective August 6, 1997, we, through our Priority Healthcare Corporation ("Priority") subsidiary, acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way"), a specialty distributor of vaccines located in Castro Valley, California.

Central Pharmacy Services, Inc. - On August 31, 1999, we completed the merger with Central Pharmacy Services, Inc. ("Central Pharmacy") of Atlanta, Georgia for approximately $55 million of our common stock. Central Pharmacy operates specialized pharmacies in 29 cities located in 13 states. These pharmacies prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. The transaction was accounted for as a pooling of interests and the financial statements for the periods ended December 31, 1999, 1998 and 1997 are based on the assumption that the companies were combined for the full period.

          On December 31, 1998, we distributed to the holders of our common stock all of the 10,214,286 shares of Priority Class A common stock owned by us on the basis of .448 shares of Priority Class A common stock for each share of our common stock outstanding on the record date, December 15, 1998. The two classes of Priority common stock entitle holders to the same rights and privileges, except that holders of shares of Priority Class A common stock are entitled to three votes per share on all matters submitted to a vote of holders of Priority common stock and holders of shares of Priority Class B common stock are entitled to one vote per share on such matters. As a result of the distribution, Priority ceased to be our subsidiary as of December 31, 1998 and, therefore, its assets, liabilities and equity are not included in our December 31, 1998 Consolidated Balance Sheet. However, Priority's results of operations, net of minority interest, for the year ended December 31, 1998 are included in our Consolidated Statement of Earnings as Priority was our subsidiary for the full year of 1998.

Results of Operations.

Net sales for 1999, 1998 and 1997 were $8,508 million, $7,654 million, and $7,334 million, respectively. This represents an 11% increase for 1999 over 1998 (15% when Priority's sales are excluded from 1998 results) and a 4% increase in 1998 over 1997. In all years, Central Pharmacy sales accounted for less than 1% of total sales. The 1999 brokerage type sales

("brokerage sales") remained relatively constant when compared to 1998. We experienced increased sales to existing customers that offset the impact of the loss of a single chain warehouse customer during the second quarter of 1998. The loss of this customer resulted in a 23% decrease in 1998 brokerage sales when compared to 1997. Brokerage sales generate very little gross margin, however, they provide for increased working capital and support our programs to attract more direct store delivery business from chain customers. Sales from our inventory ("from stock sales") increased 21% in 1999 (30% when Priority's sales are excluded from 1998 results). From stock sales include sales from our inventory to chain customers and direct store delivery business. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 25% from 1998 to 1999 (35% when Priority's sales are excluded from 1998 results) and 50% from 1997 to 1998. As a percentage of total sales, direct store delivery sales represented 58% in 1999, 51% in 1998 and 35% in 1997. In both periods, the increase related to pricing was approximately equal to the increase in the Consumer Price Index. Net sales for Priority were $276 million in 1998 and $231 million in 1997. This growth was generated internally and reflected primarily the addition of new customers, new product introductions (including the new Rebetron treatment for Hepatitis-C), additional sales to existing customers and, to a lesser extent, the acquisition of Grove Way Pharmacy and inflationary price increases.

Gross margins for 1999, 1998 and 1997 were $220 million, $206 million and $153 million, respectively. These increases in gross margin resulted primarily from internal growth. Gross margins as a percent of net sales increased from 2.08% in 1997 to 2.69% in 1998 and then decreased to 2.58% in 1999. However, after the exclusion of Priority, gross margins as a percent of sales were 1.82% for 1997 and 2.37% in 1998. These increases in gross margins resulted from the change in mix away from the lower margin brokerage sales to the higher margin from stock sales in the BWI segment and also the increased sales of the higher margin Nuclear Pharmacy segment. The change in mix resulted from both the increased direct store delivery business and the loss of the chain warehouse customer. In all years, the pressure on sell side margins continued and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margins for Priority were $31.1 million for 1998 and $23.2 million for 1997. Gross margins as a percent of sales for Priority for 1998 and 1997 were 11.30% and 10.01%, respectively. The increase in 1998 margins over 1997 margins was primarily attributed to the change in sales mix resulting from significantly higher sales by Priority Healthcare Pharmacy which generated higher gross margins than those of Priority Healthcare Distribution.

Other income in 1999, 1998 and 1997 represented finance charges on certain customers' receivables and gains on the sale of assets. The 1999 and 1998 balances also include approximately $200,000 of interest related to the note from the CEO of the Company.

Selling, general and administrative ("SGA") expenses were $121.5 million, $118.3 million and $89.4 million in 1999, 1998 and 1997, respectively. When Priority is excluded, SGA was $104.3 million for 1998 and $78.8 million for 1997. The increase in SGA in the BWI segment resulted from costs associated with our continued expansion, normal inflationary increases and increased variable costs to support the growing direct store delivery business. In 1999, we incurred startup costs associated with the opening of new distribution centers in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado. In 1998, we incurred startup costs associated with the opening of new distribution centers in Woodland, California and Portland,

Oregon. The variable costs related to the direct store delivery business include, among others, delivery expense, warehouse expense, and labor costs. The remainder of the increase is associated with the continued expansion, and the opening of new specialized pharmacies, in our Nuclear Pharmacy segment. Our commitment to growth in both our direct store delivery sales and our Nuclear Pharmacy segment will result in increased SGA in the future. However, management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. This focus has resulted in a decrease in SGA expense as a percent of from stock sales to 2.41% in 1999 from 2.85% in 1998 (2.69%, excluding Priority) and 3.21% in 1997 (3.09%, excluding Priority). SGA for Priority was $14.0 million in 1998 and $10.6 million in 1997. As a percent of sales, SGA for Priority for 1998 was 5.1% as compared to 4.6% in 1997. This increase was the result of expenses associated with the opening of the Grove City, Ohio facility, which opened in November 1997, training and payroll costs from hiring additional sales personnel at Priority Healthcare Pharmacy and increased overall costs of being a publicly traded company.

Depreciation and amortization was $10.5 million, $8.9 million and $8.2 million in 1999, 1998 and 1997, respectively. When Priority is excluded, depreciation and amortization was $7.7 million in 1998 and $7.0 million in 1997. These increases were the result of the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization for Priority was $1.2 million for both 1998 and 1997.

Interest expense for 1999, 1998 and 1997 was $23.4 million, $18.6 million and $16.2 million, respectively. The inclusion of interest expense for Priority in 1998 and 1997 was not material. The average short-term borrowings outstanding were $338 million, $249 million, and $152 million at an average short-term interest rate of 5.5%, 6.3% and 6.4% for 1999, 1998 and 1997, respectively. We also had in place a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. Interest expense associated with these Notes was approximately $2.2 million in 1999, 1998 and 1997. On December 27, 1999, we repaid this private placement and negotiated a new private placement of $25 million Senior Notes due December 27, 2004 at an interest rate of 7.93%.

In 1999, we recorded as an unusual item the one-time, pre-tax charge of approximately $2.1 million, which approximated $1.6 million on an after-tax basis, related to the acquisition of Central Pharmacy. In the fourth quarter of 1998, we recorded as an unusual item the one-time, pre-tax charge of approximately $19.0 million, which approximated $14.0 million on an after-tax basis. Of the $19.0 million charge, $11.0 million represented a non-cash charge for the acceleration of the amortization of compensation related to restricted stock grants in connection with the Priority spin-off, $7.0 million represented the non-cash write-off of goodwill that had been carried on the books from an acquisition dating back to early 1996 and $1.0 million represented the settlement of litigation associated with that acquisition. See also, Note 1 - Significant Accounting Policies, Note 6 - Intangibles, Note 9 - Long-term Debt,
Note 12 - Capital Stock and Note 16 - Legal Proceedings, of the Company's financial statements for further discussion.

The provision for income taxes represented 40.2%, 44.1% and 39.0% of earnings before taxes in 1999, 1998 and 1997, respectively. The increase in the 1998 effective rate was attributable to the nondeductible element of restricted stock grants expensed in 1998.

On October 7, 1996 we and our subsidiary, National Infusion Services (now known as Priority

Healthcare Services Corporation) ("PHSC"), were named as defendants in an action filed by Thomas G. Slama, M.D. in the Superior Court of Hamilton County, Indiana. Dr. Slama is a former director of the company and formerly was Chief Executive Officer and President of PHSC. The complaint alleged breach of contract and defamation arising from the termination of Dr. Slama's employment with PHSC in October 1996. On October 26, 1998, Dr. Slama filed a Second Amended Complaint which added Priority and William E. Bindley as defendants and stated additional claims for breach of contract, breach of oral contract, breach of fiduciary duty, securities fraud and conversion. Pursuant to an Indemnification and Hold Harmless Agreement we indemnified and held harmless Priority and its subsidiaries from and against any and all costs, damages, charges and expenses (including without limitation legal and other professional fees) which Priority might incur or which may be charged against Priority in any way based upon, connected with or arising out of the lawsuit filed by Dr. Slama. All defendants answered the complaint, denied the merits of Dr. Slama's claims, and also filed a counterclaim against Dr. Slama which sought, among other things, declaratory relief, compensatory and (in some instances) treble damages, punitive damages, attorneys' fees, interest and costs. On December 31, 1998, a Settlement Agreement was executed by and among the parties named above pursuant to which mutual releases were obtained and, on January 4, 1999, a one-time payment of $875,000 was made by the Company to Dr. Slama. The corresponding Joint Stipulation of Dismissal was approved by the Court on January 11, 1999.

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

          On December 31, 1998, we distributed to the holders of our common stock all of the 10,214,286 shares of Priority Class A common stock owned by us on the basis of .448 shares of Priority Class A common stock for each share of our common stock outstanding on the record date, December 15, 1998. The two classes of Priority common stock entitle holders to the same rights and privileges, except that holders of shares of Priority Class A common stock are entitled to three votes per share on all matters submitted to a vote of holders of Priority common stock and holders of shares of Priority Class B common stock are entitled to one vote per share on such matters. As a result of the distribution, Priority ceased to be our subsidiary. From the date of the IPO until the December 31, 1998 distribution to the holders of our common stock, we owned 81.6% of the outstanding common stock of Priority. In 1998, the amount of net earnings associated with the minority interest was $1.9 million as compared to $212,000 in 1997.

Our operations consumed $134.9 million in cash for the year ended December 31, 1999. The use of funds resulted from an increase in accounts receivables and inventories. These uses were offset by an increase in accounts payable. The increase in accounts receivables is a direct result of the overall increase in direct store sales. The increase in inventories resulted from increased purchases associated with the start up of our new distribution centers in Milwaukee, Wisconsin and Kansas City, Missouri, additional volume associated with the inventory and purchasing management systems with certain customers and buildup related to Year 2000. The increase in accounts payable is attributed to the timing of payments of invoices related to inventory purchases. We continue to closely monitor working capital in relation to economic and competitive conditions. However, our emphasis on direct store delivery business will continue to require both net working capital and cash.

Capital expenditures for 1999 were $23.9 million. These were predominantly for distribution centers, the expansion and automation of existing distribution centers and the investment in additional management information systems.

On April 30, 1999, we sold our corporate office building to an unrelated party and signed a 15 year lease for the top two floors of the building. This lease meets the criteria of a capital lease and resulted in the recording of an asset and liability in the amount of the present value of minimum lease payments of $13.4 million. The asset is being amortized over the term of the lease.

Effective July 31, 1997, we purchased substantially all of the operating assets and assumed most of the liabilities and contractual obligations of TWD. We expended approximately $27 million for the acquisition of TWD, which approximated the fair value of the net assets acquired.

Effective August 6, 1997, Priority acquired substantially all of the operating assets and assumed most of the liabilities of Grove Way Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, California. The amount expended approximated the fair value of the net assets acquired.

On August 27, 1997, we called for redemption on September 12, 1997 all of our outstanding 6 1/2% Convertible Subordinated Debentures Due 2002 at a redemption price of $1,039 per $1,000 principal amount of Debentures plus accrued interest through the redemption date. Debenture holders could elect to convert their debentures into shares of our common stock through September 12, 1997, which was the redemption date. Holders of all but $119,000 principal amount of the $67,350,000 outstanding Debentures elected to convert their Debentures into common stock at the rate of 50.4 shares of common stock for each $1,000 principal amount of Debentures. The redemption reduced our long-term debt by $67,350,000 and increased by 3.4 million the number of issued shares of our common stock.

We hold a note receivable with a principal balance of $3.2 million from the CEO of the Company. The proceeds of this note, which bears interest at 6.5% per annum and matures on December 16, 2000, were used by the CEO to exercise stock options. The note provides for annual interest only payments with outstanding interest and principal to be repaid at maturity.

In December 1998, we established a receivables securitization facility (the "Receivables Facility") pursuant to which we sell substantially all of our receivables arising in connection with the sale of goods or the rendering of services ("Receivables") to Bindley Western Funding Corporation ("Funding Corp."), a wholly owned special purpose corporation subsidiary. The Receivables are sold to Funding Corp. on a continuous basis, and the cash generated by sales of interests in the Receivables or by collections on the Receivables retained is used by Funding Corp. to, among other things, purchase additional Receivables originated by the Company. The assets of Funding Corp. will be available first and foremost to satisfy claims of Funding Corp. creditors.

In connection with the Receivables Facility, Funding Corp. entered into a Receivables Purchase

Agreement, dated as of December 28, 1998, with Falcon Asset Securitization Corporation ("Falcon"), an affiliate of Bank One, NA ("Bank One"), certain other financial institutions (collectively with Falcon, the "Purchasers"), and Bank One, as Agent. Pursuant to the Receivables Purchase Agreement, Funding Corp. may, from time to time, sell interests in the Receivables ("Receivables Interests") to the Agent for the benefit of the Purchasers. Each Receivables Interest has an associated Discount Rate and Tranche Period applicable to it, as selected by Funding Corp. The Discount Rate may, at Funding Corp.'s election, be the Base Rate (the corporate prime or base rate announced from time to time by Bank One) or, with respect to the Receivables Interests purchased by Falcon, the CP Rate (generally, a commercial paper related rate based on Falcon's funding charges) or, with respect to the Receivables Interests purchased by other Purchasers, the LIBO Rate (generally, LIBOR for the applicable Tranche Period, plus 1.25% per annum). The Receivables Facility terminates on December 13, 2000, and is subject to final termination on December 28, 2003, subject to earlier termination in certain events. At December 31, 1999, there were $350 million of Receivables Interests outstanding, which is the maximum amount that could be drawn on this facility, bearing a Discount Rate of 6.1% per annum. We account for the Receivables Facility as a financing transaction in our consolidated financial statements.

In connection with the implementation of the Receivables Facility, we renegotiated our bank line of credit on December 28, 1999 and now have $150 million of available credit. For 1999, the net increase in borrowings under the bank credit agreement was $25.5 million. At December 31, 1999, we had borrowed $45 million under the bank credit agreement and had a remaining availability of $105 million.

On December 27, 1999, we repaid our $30 million Senior Notes. In addition on December 27, 1999 we completed a new private placement of $25 million Senior Notes due December 27, 2004 at an interest rate of 7.93%.

We believe that our cash on hand, bank line of credit, Receivables Facility and working capital management efforts are sufficient to meet future working capital requirements. However, see Note 16 to our Consolidated Financial Statements for a description of certain contingencies.

Our primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect our operating results and the cash flow available to fund operations and expansion. Based on the average variable borrowings for 1999, an increase of 10% in our average variable borrowing rate would result in a $2.2 million annual increase in interest expense. Conversely, a 10% decrease in the average variable borrowing rate would result in a $2.2 million annual decrease in interest expense. We continually monitor this risk and review the potential benefits of entering into hedging transactions, such as interest rate swaps, to mitigate the exposure to interest rate fluctuations. At December 31, 1999, we were not a party to any hedging transactions.

Our principal working capital needs are for inventory and accounts receivable. We sell inventory to our chain drug warehouse and other customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable exposure in the event any of our chain warehouse or other major customers encounter financial difficulties. Although we monitor closely the creditworthiness of our major customers and, when feasible, obtain security interests in the inventory sold, there can be no assurance that we will not incur some collection loss on chain drug or other major customer accounts receivable in the future.

Year 2000.

Currently, we have not experienced any significant Year 2000 related problems, nor do we anticipate any Year 2000 related problems in the future. There have been no instances where mission-critical and/or non-mission-critical systems have failed to perform correctly. In addition, we have not experienced any repercussions of Year 2000 related issues with either our suppliers or customers. The total cumulative costs to make our systems compliant for the Year 2000 were approximately $1 million.

Inflation.

Our financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of our ability to take advantage of forward purchasing opportunities, the Company believes that our gross profits generally increase as a result of manufacturers' price increases in the products we distribute. Gross profits may decline if the rate of price increases by manufacturers declines.

Generally, price increases are passed through to customers as they are received by the Company and therefore reduce the negative effect of inflation. Other non-inventory cost increases, such as payroll, supplies and services, have been partially offset during the past three years by increased volume and productivity.

Forward Looking Statements.

Certain statements included in this annual report which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities, asserted and unasserted claims and changes in government regulations or the interpretation thereof, which could cause actual results to differ from those in the forward looking statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item concerning the Directors and nominees for Directors of the Company and concerning disclosure of delinquent filers is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 annual meeting of common shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is also included under "Executive Officers of the Company" at the end of
Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation.

The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The documents listed below are filed as a part of this report except as otherwise indicated:

          (a) 1. Financial Statements. The following described financial statements, required to be filed by Item 8 and incorporated therein by reference are set forth on pages F-1 through F-31.

          Report of Independent Accountants                            F-1
          Consolidated Statements of Earnings for each of the three
            years in the period ended December 31, 1999                F-2
          Consolidated Balance Sheets as of December 31, 1999
            and 1998                                                   F-3
          Consolidated Statements of Cash Flows for each of the
            three years in the period ended December 31, 1999          F-4
          Consolidated Statements of Shareholders' Equity for
            each of the three years in the period ended December 31,
            1999                                                       F-5
          Notes to Consolidated Financial Statements                   F-6 TO F-31

               2. Financial Statement Schedules. No financial statement schedules are included as the information required by Rule 5-04 is not applicable, or is not material.

               3. Exhibits. The list of exhibits filed as part of this report is incorporated herein by reference to the Index to Exhibits beginning at Page E-1.

          (b) Reports on Form 8-K. On November 17, 1999, we filed a current report on Form 8-K, which described our merger with Central Pharmacy Services, Inc., and which included the following historical financial statements, restated to reflect the pooling of interest from Central Pharmacy: Consolidated Statements of Earnings for each of the three years in the period ended December 31, 1998, Consolidated Balance Sheets as of December 31, 1998 and 1997, Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998, and Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998.

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Bindley Western Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 30 present fairly, in all material respects, the financial position of Bindley Western Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 21, 2000

                      Consolidated Statements of Earnings
               Bindley Western Industries, Inc. and Subsidiaries

For the years ended December 31,                1999           1998             1997
(In thousands, except share data)
Revenues:
  Net sales from stock                   $ 5,039,180    $ 4,156,799      $ 2,784,450
  Net brokerage sales                      3,468,425      3,497,422        4,549,687
                                        ------------    -----------      -----------
  Total net sales                          8,507,605      7,654,221        7,334,137
  Other income                                 1,939          1,915            1,908
                                        ------------    -----------      -----------
                                           8,509,544      7,656,136        7,336,045

Cost and expenses:
  Cost of products sold                    8,287,842      7,448,331        7,181,415
  Selling, general and administrative        121,542        118,340           89,402
  Depreciation and amortization               10,548          8,894            8,162
  Interest                                    23,438         18,648           16,192
  Unusual items                                2,096         18,833              350
                                        ------------    -----------      -----------
                                           8,445,466      7,613,046        7,295,521
Earnings before income taxes
  and minority interest                       64,078         43,090           40,524
                                        ------------    -----------      -----------
Provision for income taxes:
  Current                                     25,782         22,636           19,640
  Deferred                                                   (3,647)          (3,834)
                                        ------------    -----------      -----------
                                              25,782         18,989           15,806

Minority interest in net income of
  consolidated subsidiary                                     1,865              212
                                        ------------    -----------      -----------
Net earnings                             $    38,296    $    22,236      $    24,506
                                        ============    ===========      ===========
Earnings per share:
  Basic                                  $      1.14    $      0.70      $      0.95
  Diluted                                $      1.05    $      0.66      $      0.83

Average shares outstanding:
  Basic                                   33,478,470     31,651,034       25,834,292
  Diluted                                 36,467,639     33,508,668       31,890,035


(See accompanying notes to consolidated financial statements)

                          Consolidated Balance Sheets
               Bindley Western Industries, Inc. and Subsidiaries


December 31,                                                                       1999            1998
(In thousands, except share data)
Assets
Current assets:
  Cash                                                                       $    34,910     $    42,982
  Accounts receivable, less allowance for doubtful
    accounts of $9,547 for 1999 and $7,550 for 1998                              721,830         456,994
  Finished goods inventory                                                       803,021         660,089
  Deferred income taxes                                                           13,168          11,552
  Other current assets                                                             9,926           8,659
                                                                             -----------     -----------
                                                                               1,582,855       1,180,276
                                                                             -----------     -----------
  Other assets                                                                        18              90
                                                                             -----------     -----------

  Fixed assets, at cost                                                          129,140         121,850
   Less: accumulated depreciation                                                (27,773)        (27,660)
                                                                             -----------     -----------
                                                                                 101,367          94,190
                                                                             -----------     -----------
  Intangibles, net                                                                18,582          19,401
                                                                             -----------     -----------

    Total assets                                                             $ 1,702,822     $ 1,293,957
                                                                             ===========     ===========



Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings                                                      $    45,000     $    19,500
  Securitized borrowings                                                         349,963         224,163
  Private placement debt                                                                          30,000
  Accounts payable                                                               864,271         644,461
  Note payable to Priority Healthcare Corporation                                                 16,517
  Other current liabilities                                                       25,472          19,869
                                                                             -----------     -----------
                                                                               1,284,706         954,510
                                                                             -----------     -----------
Long-term debt                                                                    38,698             733
                                                                             -----------     -----------
Deferred income taxes                                                              4,703           3,087
                                                                             -----------     -----------


Shareholders' equity:
  Common stock. $.01 par value-authorized 53,333,333 shares;
    issued 35,213,201 and 26,345,421 shares, respectively                          3,415           3,406
  Special shares, $.01 par value-authorized 1,000,000 shares
  Additional paid in capital                                                     225,459         215,177
  Note receivable from officer                                                    (3,228)         (3,228)
  Retained earnings                                                              166,550         130,953
                                                                             -----------     -----------
                                                                                 392,196         346,308
                                                                             -----------     -----------
  Less: shares in treasury-at cost 1,212,232 and 689,161, respectively           (17,481)        (10,681)
                                                                             -----------     -----------
  Total shareholders' equity                                                     374,715         335,627
                                                                             -----------     -----------
 Commitments and contingencies
                                                                             -----------     -----------

   Total liabilities and shareholders' equity                                $ 1,702,822     $ 1,293,957
                                                                             ===========     ===========

(See accompanying notes to consolidated financial statements)

                     Consolidated Statements of Cash Flows
               Bindley Western Industries, Inc. and Subsidiaries

For the years ended December 31,                                      1999           1998           1997
(In thousands)
Cash flow from operating activities:
  Net income                                                  $     38,296   $     22,236   $     24,506

  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
    Depreciation and amortization                                   10,548          8,894          8,162
    Deferred income taxes                                                          (3,647)        (3,834)
    Minority interest                                                               1,865            212
    Compensation expense on stock option grant                                                       350
    Compensation expense on restricted stock                                        1,589
    Interest capitalized on conversion of debt                                                     1,970
    Gain on sale of fixed assets                                      (183)          (310)           (77)
    Unusual items                                                                  18,833

 Change in assets and liabilities,
   net of acquisitions:
    Accounts receivable                                           (264,836)        94,814       (229,880)
    Finished goods inventory                                      (142,933)      (163,310)       (63,276)
    Accounts payable                                               219,810        (60,700)       151,919
    Other current assets and liabilities                             4,371            816          4,317
                                                              ------------   ------------   ------------

    Net cash provided (used) by operating activities              (134,927)       (78,920)      (105,631)
                                                              ------------   ------------   ------------

Cash flow from investing activities:
    Purchase of fixed assets and other assets                      (23,897)       (34,254)       (23,164)
    Proceeds from sale of fixed assets                              20,600            540          2,127
    Acquisition of businesses                                                        (774)       (27,711)
    Distribution of Priority Healthcare Corporation                                    (2)
                                                              ------------   ------------   ------------
    Net cash used by investing activities                           (3,297)       (34,490)       (48,748)
                                                              ------------   ------------   ------------

Cash flow from financing activities:
    Proceeds from sale of stock                                     10,291         26,795         14,741
    Proceeds from IPO of subsidiary                                                               29,982
    Related party note receivable                                                                 (3,228)
    Addition (reduction) of other debt, net                        (21,940)        (1,574)        (1,823)
    Proceeds under line of credit agreement                      1,540,500      1,600,000      1,496,000
    Payments under line of credit agreement                     (1,515,000)    (1,727,500)    (1,401,000)
    Proceeds from securitized borrowings                           125,800        224,163
    Payments to acquire treasury shares                             (6,800)        (6,754)          (777)
    Dividends                                                       (2,699)        (1,633)        (1,083)
                                                              ------------   ------------   ------------
    Net cash provided by financing activities                      130,152        113,497        132,812
                                                              ------------   ------------   ------------

Net increase (decrease) in cash                                     (8,072)            87        (21,567)
Cash at beginning of year                                           42,982         42,895         64,462
                                                              ------------   ------------   ------------

Cash at end of year                                           $     34,910   $     42,982   $     42,895
                                                              ============   ============   ============

(See accompanying notes to consolidated financial statements)

                Consolidated Statements of Shareholders' Equity
               Bindley Western Industries, Inc. and Subsidiaries

                                         Common Stock           Treasury Stock
                                     -------------------- ----------------------
                                                                               Additional          Note
                                          Shares              Shares              Paid in    Receivable  Retained  Shareholders'
                                     Outstanding  Amount Outstanding   Amount     Capital  From Officer  Earnings         Equity
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)
Balances at December 31, 1996         14,508,459  $3,342    348,291  $ (3,150)   $ 93,523                $126,642       $220,357

Net earnings                                                                                               24,506         24,506
Dividends at $.08 per share                                                                                (1,083)        (1,083)
Shares issued upon exercise of
   stock options                       1,123,109      12                           14,730                                 14,742
Shares issued upon conversion of
   debt                                3,394,147      34                           67,460                                 67,494
IPO of subsidiary                                                                  24,405                  (5,221)        19,184
IPO option grant                                                                      350                                    350
Note receivable from officer                                                                     (3,228)                  (3,228)
Purchase of treasury shares                                  32,651      (777)                                              (777)
                                     ----------- -------  ---------  --------    --------      --------  --------       --------
Balances at December 31, 1997         19,025,715   3,388    380,942    (3,927)    200,468        (3,228)  144,844        341,545

Net earnings                                                                                               22,236         22,236
Dividends at $.08 per share                                                                                (1,633)        (1,633)
Shares issued upon exercise of
   stock options                       1,346,049      14                           26,781                                 26,795
Shares issued upon issuance of
   restricted stock                      350,000       4                           12,334                                 12,338
Shares issued upon stock split         5,623,657            131,351
Distribution of Priority Healthcare                                               (24,406)                (34,494)       (58,900)
Purchase of treasury shares                                 176,868    (6,754)                                            (6,754)
                                     ----------- -------  ---------  --------    --------      --------  --------       --------
Balances at December 31, 1998         26,345,421  $3,406    689,161   (10,681)    215,177        (3,228)  130,953        335,627

Net earnings                                                                                               38,296         38,296
Dividends at $.065 per share                                                                               (2,699)        (2,699)
Shares issued upon exercise of
   stock options                         927,148       9                           10,282                                 10,291
Shares issued upon stock split         7,940,632            301,466
Purchase of treasury shares                                 221,605    (6,800)                                            (6,800)
                                     -----------  ------  ---------  --------    --------      --------  --------       --------
Balances at December 31, 1999         35,213,201  $3,415  1,212,232  $(17,481)   $225,459       $(3,228) $166,550       $374,715
                                     ===========  ======  =========  ========    ========      ========  ========       ========

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


     Merger with Central Pharmacy Services, Inc. Effective August 31, 1999, BWI completed the merger with Central Pharmacy Services, Inc ("Central Pharmacy") by exchanging 2.9 million shares of BWI common stock for all of the common stock of Central Pharmacy. Each share of Central Pharmacy was exchanged for 26.38 shares of BWI common stock. In addition, outstanding Central Pharmacy employee stock options were converted at the same exchange factor into options to purchase approximately 300,000 shares of BWI common stock. The consolidated financial statements include Central Pharmacy for all periods presented. In 1999, we recorded as an unusual item the one-time, pre-tax charge of approximately $2.1 million, which approximated $1.6 million on an after-tax basis, related to the acquisition of Central Pharmacy.


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


     Fixed assets. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:


                                     Estimated useful life (years)
Buildings and furnishings                        5-35
Leasehold improvements                           3-20
Transportation and other equipment               3-20
Data equipment and software                      3-5

     In 1999, the Company implemented the Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As a result, costs incurred for the coding, installation and testing of internal use software were capitalized beginning in 1999. These costs are recorded as capitalized software and generally amortized over three years.

     In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows is compared to the asset's carrying amount to determine if a write-down is required.

     Debt issue costs. Debt issue costs are amortized on a straight-line basis over the life of the Convertible Subordinated Debentures ("Debentures"), which were redeemed on September 12, 1997, and the private placement debt.

     Intangibles. The Company continually monitors its cost in excess of net assets acquired ("goodwill") and its other intangibles (customer lists and covenants not to compete) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amounts. Goodwill is being amortized on the straight-line method over periods not exceeding 40 years. Other intangibles are being amortized on the straight-line method over five to 15 years.

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

     Other income. Other income for 1999, 1998 and 1997 was substantially all interest income and gains on the sale of assets.

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

     Prior to 1998, the Company operated as one industry segment. The 1997 information presented below has been restated in order to conform to the current year presentation.

     Giving effect to the Central Pharmacy merger, the Company has three reportable segments, BWI, Priority and Nuclear Pharmacy, which conduct substantially all of their business within the United States. The BWI segment specializes in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Priority segment distributed specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and was a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. The Nuclear Pharmacy segment prepares and delivers unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. During 1999 approximately 86% of this segment's purchases of pharmaceuticals were from three vendors accounting for 44%, 26% and 16% of this segment's cost of sales for the year ended 1999. The significant customers reported in Note 14 are all sold through the BWI segment.

     These segments have separate management teams and infrastructures to facilitate their specific customer needs and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The intersegment sales and transfers are not significant. As discussed in Note 2, Priority ceased to be a subsidiary of the Company as of December 31, 1998 and, therefore, its assets, liabilities and equity are not included in the Company's Consolidated Balance Sheets at December 31, 1999 and 1998.

     Segment information for the years ended 1999, 1998 and 1997 was as follows:

                                                                                     Nuclear
(in thousands)                                     BWI          Priority            Pharmacy            Total
1999
Revenues                                    $8,463,700                              $43,905         $8,507,605
Interest expense                                23,390                                   48             23,438
Depreciation and amortization                    9,945                                  603             10,548
Unusual items                                    1,054                                1,042              2,096
Segment net earnings                            35,599                                2,697             38,296
Total assets                                 1,692,646                               10,176          1,702,822
Capital expenditures                            22,931                                  966             23,897

1998
Revenues                                    $7,345,726          $275,626            $32,869         $7,654,221
Interest expense                                18,310               155                183             18,648
Depreciation and amortization                    7,179             1,234                481              8,894
Unusual items                                   18,833                                                  18,833
Segment net earnings                             8,996            10,143              3,097             22,236
Total assets                                 1,286,575                                7,382          1,293,957
Capital expenditures                            32,636               905                713             34,254

1997
Revenues                                    $7,078,940          $230,982            $24,215         $7,334,137
Interest expense                                15,907                                  285             16,192
Depreciation and amortization                    6,270             1,161                731              8,162
Segment net earnings                            17,595             6,151                760             24,506
Total assets                                 1,196,051            91,728              5,165          1,292,944
Capital expenditures                            21,916               727                521             23,164

NOTE 4 - SHORT-TERM BORROWINGS

     The Company's unsecured short-term bank line of credit was $150,000,000 as of December 31, 1999. The line was available, as necessary, for general corporate purposes at rates based upon prevailing money market rates. At December 31, 1999, 1998 and 1997, the

Company had borrowed on its short-term line of credit $45,000,000 at a rate of 5.7%, $19,500,000 at a rate of 5.4% and $147,000,000 at a rate of 6.6%, respectively.

     No compensating balance is required on the line. Certain conditions relating to the maintenance of net worth, total debt and interest coverage ratios have been imposed by the lenders.

     A summary of 1999, 1998 and 1997 borrowings under the line of credit is as follows:

                            Maximum short-term                  Average                Average
Year                                borrowings               borrowings          interest rate
----------------------------------------------------------------------------------------------
(in thousands)
1999                                  $174,000                 $ 96,000                    6.2%
1998                                  $338,000                 $249,000                    6.3%
1997                                  $270,000                 $152,000                    6.4%

     On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. On December 27, 1999, the Company repaid these Senior Notes with the proceeds from the newly issued private placement Senior Notes discussed in Note 9.

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

     In connection with the Receivables Facility, Funding Corp. entered into a Receivables Purchase Agreement, dated as of December 28, 1998, with Falcon Asset Securitization Corporation ("Falcon"), an affiliate of The Bank One, NA ("Bank One"), certain other financial institutions (collectively with Falcon, the "Purchasers"), and Bank One, as Agent. Pursuant to the Receivables Purchase Agreement, Funding Corp. may, from time to time, sell interests in the Receivables ("Receivables Interests") to the Agent for the benefit of the Purchasers. Each Receivables Interest has an associated Discount Rate and Tranche Period applicable to it, as selected by Funding Corp. The Discount Rate may, at Funding Corp.'s election, be the Base Rate (the corporate prime or base rate announced from time to time by Bank One) or, with respect to the Receivables Interests purchased by Falcon, the CP Rate (generally, a commercial paper related rate based on Falcon's funding charges) or, with respect to the Receivables Interests purchased by other Purchasers, the LIBO Rate (generally, LIBOR for the applicable Tranche Period, plus 1.25% per annum). For 1999, the average Receivables interests outstanding was $242 million at an average interest rate of 5.4%. At December 31, 1999, there were $350 million of Receivables Interests outstanding, which is the maximum amount that could be drawn on this facility, bearing a Discount Rate of 6.1% per annum and at December 31, 1998, there were $224 million of Receivables Interests outstanding, bearing a Discount Rate of 5.5% per annum. The Receivables Facility terminates on December 13, 2000, and is subject to final termination on December 28, 2003, subject to earlier termination in certain events. The Company accounts for the Receivables Facility as a financing transaction in its consolidated financial statements. This facility and the private placement of $25 million Senior Notes discussed in
Note 9, contain certain conditions related to the maintenance of net worth, total debt and interest coverage ratios.

     Central Pharmacy's working capital line of credit agreement with a bank, as amended on April 8, 1999, allows Central Pharmacy to borrow up to $3,500,000. Amounts borrowed under this agreement bear interest at the bank's prime rate (8.5% at December 31, 1999) and are due on April 7, 2000. The line of credit agreement contains various covenants which place restrictions on Central Pharmacy's current ratio, indebtedness and operating cash flows. Amounts borrowed under this agreement are secured by Central Pharmacy's assets. As of December 31, 1999 and 1998, there was no outstanding balance on this line of credit.


NOTE 5 - FIXED ASSETS

December 31,                                                1999               1998
-------------------------------------------------------------------------------------
(in thousands)
Land                                                    $  4,449             $  6,749
Buildings and furnishings                                 37,441               53,163
Leasehold improvements                                     3,551                2,907
Transportation and other equipment                        47,522               37,378
Data equipment and software                               22,708               21,653
Capitalized leases                                        13,468
                                                        -----------------------------
                                                         129,139              121,850

Less: Accumulated Depreciation                           (27,772)             (27,660
                                                        -----------------------------
                                                        $101,367             $ 94,190
                                                        =============================

NOTE 6- INTANGIBLES


December 31,                            1999                              1998
---------------------------------------------------------------------------------
(in thousands)
Goodwill                               $ 23,543                          $ 23,537
Accumulated amortization                 (6,071)                           (5,424)
                                    ---------------------------------------------
Goodwill, net                            17,472                            18,113

Other                                     3,179                             3,179
Accumulated amortization                 (2,069)                           (1,891)
                                    ---------------------------------------------
Other, net                                1,110                             1,288
                                    ---------------------------------------------
Intangibles, net                       $ 18,582                          $ 19,401
                                    =============================================

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

NOTE 7 - RELATED PARTY TRANSACTIONS

     At December 31, 1999 and 1998, the Company held a note receivable with a principal balance of $3.2 million from the Chief Executive Officer of the Company in connection with his exercise of stock options granted to him under the 1993 Stock Option and Incentive Plan. This note, which bears interest at 6.5% per annum, matures on December 16, 2000 and provides for annual interest only payments, beginning in 1998, with outstanding interest and principal to be repaid at maturity. In both 1999 and 1998, other income includes $200,000 of interest income related to this note.

     At December 31, 1998, the Company owed Priority $16.5 million. This amount was due on demand and represented loans of excess cash balances of Priority to the Company on a short-term basis, bearing interest at the Company's average incremental borrowing rate. At December 31, 1998, the incremental borrowing rate was 6.3%. This balance was repaid in 1999.

NOTE 8 - INCOME TAXES

     The provision for income taxes includes state income taxes of $4,326,000, $3,320,000 and $2,706,000 in 1999, 1998 and 1997, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

Year ended December 31,                                 1999                  1998                   1997
----------------------------------------------------------------------------------------------------------------
Percentage of earnings before taxes:
U.S. federal statutory rate                              35.0%                 35.0%                  35.0%
State and local taxes on income, net of
   Federal income tax benefit                             4.4%                  5.0%                   4.4%
Nondeductible element of restricted
   stock grants                                                                 5.7%
Central Pharmacy utilization of NOL                                            (2.3%)                  (.8%)
   carryforwards
Other                                                      .8%                   .7%                    .4%
                                              ------------------------------------------------------------------
Effective rate                                           40.2%                 44.1%                  39.0%
                                              ==================================================================

     Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1999 and 1998:

(in thousands)                                       1999             1998
                                                     ----             ----
Deferred tax assets:
  Current:
     Accounts receivable                            $ 8,051         $ 6,635
     Inventories                                      1,049           1,371
     Deferred compensation                            3,458           2,382
     Other, net                                         610           1,164
                                                  -------------------------
Subtotal                                             13,168          11,552

  Long-term:
     Acquired net operating loss benefits               311             368
     Intangibles                                      2,411           2,474
                                                  -------------------------
Subtotal                                              2,722           2,842
                                                  -------------------------

Total deferred tax assets                           $15,890         $14,394
                                                  =========================

Deferred tax liabilities:
  Current                                           $               $

  Long-term:
     Fixed assets                                     7,425           5,897
     Other, net                                                          32
                                                  -------------------------
Subtotal                                              7,425           5,929
                                                  -------------------------

Total deferred tax liabilities                      $ 7,425         $ 5,929
                                                  =========================

     In connection with a prior year acquisition, the Company acquired federal net operating loss carryforwards of $2.3 million. Due to certain tax law limitations, annual utilization of the carryforward is limited to $163,000. The remaining tax loss carryforward at December 31, 1999 is $1.1 million. The carryover period expires in 2006.

     Prior to the merger between BWI and Central Pharmacy, the respective companies' income tax returns were filed separately from each other. In its 1998 and 1997 returns, Central Pharmacy utilized $1,385,000 and $935,000, respectively, of net operating loss carryforwards. At December 31, 1998, Central Pharmacy had utilized all of its NOL carryforwards.

NOTE 9 - LONG-TERM DEBT

     On December 27, 1999, the Company completed a private placement of $25 million Senior Notes due December 27, 2004 at an interest rate of 7.93%. The Company estimates the fair market value at December 27, 1999 approximates the principal amount based on the proximity of the issuance date to the fiscal year end.

     On April 30, 1999, the Company sold its corporate office building to an unrelated party for approximately net book value and signed a 15 year lease for the top two floors of the building. The lease meets the criteria of a capitalized lease and resulted in the recording of an asset and liability in the amount of the present value of minimum lease payments of $13.4 million. The asset is being amortized over the term of the lease.

     The remaining 1999 balance, and substantially all of the 1998 balance, was comprised of a mortgage obligation.

     In 1998, a $1.2 million obligation, which related to the purchase of Priority Healthcare Services, was included as a reduction of the fourth quarter unusual items charge resulting from the litigation settlement agreement on December 31, 1998.

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

     The annual contribution of the Company and its subsidiaries to the Profit Sharing Plan is at the discretion of the Board and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The Company's

Contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were $2,077,000, $1,785,000 and $1,576,000, respectively.

     The Profit Sharing Plan has been amended to adopt, effective as of January 1, 2000, one of the permissible safe harbor methods of satisfying the nondiscrimination test for elective deferrals under the 401(k) feature of the Profit Sharing Plan. Under this safe harbor method, the Company and its subsidiaries will make a contribution each year, on behalf of their eligible employees, equal to 3% of the employee's eligible compensation for the year. These contributions, and attributable earnings, will be 100% vested at all times, rather than subject to the graded vesting schedule that applies to the discretionary contributions by the Company and its subsidiaries. The annual contribution of the Company and its subsidiaries to the Profit Sharing Plan beyond the 3% safe harbor contribution is at the discretion of the Board, and the Company expects that the combination of the safe harbor contributions and discretionary contributions by the Company and its subsidiaries will generally total 8% of a participant's compensation for the year. The employer contribution for a year is allocated among participants employed on the last day of the year in proportion to their relative compensation for the year.

     Subject to limitations imposed by the Code, a participant may, in addition to receiving a share of the employer contribution, have a percentage of his or her compensation withheld from pay and contributed to the Profit Sharing Plan. Subject to applicable Code requirements, employees may make "rollover" contributions to the Profit Sharing Plan of qualifying distributions from other employers' qualified plans.

     A Participant's interest in amounts withheld from his or her pay and contributed to the Profit Sharing Plan or in rollover contributions and in the earnings on those amounts are fully vested at all times. A Participant's interest in discretionary employer contributions made on his or her behalf and the earnings on those contributions become 20% vested after three years of service and an additional 20% vested during each of the next four years. A Participant's interest in discretionary employer contributions made on his or her behalf and the earnings on those contributions will also become fully vested when the employee retires at age 65 or older, dies or becomes totally disabled.

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

     Effective July 1, 1993, Central Pharmacy adopted the Central Pharmacy Services, Inc. 401(k) Plan (the "Plan"), a defined contribution plan which intended to qualify under Section 401(k) of the Internal Revenue Code. The Plan also includes a cash or defined arrangement to qualify under Section 401(k) of the code. All employees of Central Pharmacy are eligible to participate in the Plan after one year of service. Participants may contribute up to 20% of their base salaries to the Plan, and Central Pharmacy will match 100% of the participants' contributions up to 2% of their base salaries. Contributions to the Plan were approximately $118,000, $90,000 and $71,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The plan was frozen effective as of the close of business on December 31, 1999, and the Plan will be merged into the Profit Sharing Plan in the second quarter of 2000.

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

     The Priority IPO resulted in the establishment of minority interest of $11 million, which represented the minority shareholders' interest in shareholders' equity of Priority, and an increase of $19.2 million in the Company's additional paid in capital, which represented the Company's incremental share of Priority's shareholders' equity, both at October 29, 1997.

     See Note 2 for discussion of the Company's distribution of Priority.

NOTE 12 - CAPITAL STOCK

     The Company's capitalization consists of 53,333,333 authorized shares of common stock and 1,000,000 authorized shares of Special Stock. Both the common stock and Special Stock have a $.01 par value per share. On June 25, 1999, a 4-for-3 stock split was effected in the form of a stock dividend to shareholders of record at the close of business on June 11, 1999. On June 3, 1998, a 4-for-3 stock split was effected in the form of a stock dividend to shareholders of record at the close of business on May 21, 1998.

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

     On May 19, 1994, the Company's shareholders approved amendments to the Company's 1983 Incentive Stock Option Plan, the 1983 Nonqualified Stock Option Plan, the 1987 Stock Option and Incentive Plan and the 1993 Plan to permit the Company's Compensation and Stock Option Committee of the Board of Directors ("Committee") to allow participants under these plans, including the holders of outstanding options, to exercise an option during its term following cessation of employment by reason of death, disability or retirement. Such amendments also permitted the Committee, in its sole discretion, to change the exercise and termination terms of options granted if such changes are otherwise consistent with applicable federal and state laws. In addition, the 1993 Plan was amended to (i) increase from 1,000,000 to 1,500,000 the number of shares authorized for issuance pursuant to awards made under the 1993 Plan; (ii) limit to 100,000 shares the number of shares that any one participant may receive under the 1993 Plan during any calendar year; and (iii) provide that the Board of Directors may amend the 1993 Plan in any respect without shareholder approval, unless such approval is required to comply with Rule 16b-3 under the Securities Exchange Act of 1934 or Section 422 of the Internal Revenue Code of 1986. On May 16, 1996, the Company's shareholders approved an amendment to the 1993 Plan to increase to 3,000,000 the number of shares authorized for issuance pursuant to awards made under the 1993 Plan. At the May 21, 1998 annual shareholders meeting, the Company's shareholders approved an amendment to the 1993 Plan to (i) increase to 4,000,000 (restated to 5,333,332 as a result of the June 3, 1998 stock split, to 7,821,973 as a result of the spin-off of Priority, and to 10,271,118 as a result of the June 25, 1999 stock split, each restatement made pursuant to an anti-dilution provision contained in the 1993 Plan) the number of shares authorized for issuance pursuant to awards made under the 1993 Plan and (ii) increase to 300,000 the number of shares that any one participant may receive under the 1993 Plan during any calendar year.

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

     On December 11, 1998, the Company's Board of Directors adopted the 1998 Non-Qualified Stock Option Plan (the "1998 Non-Qualified Plan"), which reserves for issuance 600,000 shares of the Company's common stock held by the Company as treasury shares. On

July 22, 1999, the Company's Board of Directors approved an amendment to the 1998 Non-Qualified Plan to increase the reserves for issuance to 1,200,000 shares of the Company's common stock held by the Company as treasury shares. The 1998 Non-Qualified Plan provides for the grant of non-qualified stock options to employees who are not officers or directors of the Company or its affiliates. Under the 1998 Non-Qualified Plan, no individual participant may receive awards for more than 50,000 shares in any calendar year. Options generally become exercisable over a one to four year period following date of grant and expire 10 years following date of grant.

     The Central Pharmacy 1993 Stock Option Plan (the "Central Pharmacy Option Plan") provided for the issuance of options to employees of Central Pharmacy for the purchase of shares of Central Pharmacy's common stock. Options were issued with exercise prices equal to or in excess of the fair market value of Central Pharmacy's common stock, as determined by Central Pharmacy's Board of Directors, on the date of grant. Vesting and terms of all options are determined by Central Pharmacy's Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

     In accordance with the terms of the Central Pharmacy Option Plan and merger between BWI and Central Pharmacy, all options outstanding under the Central Pharmacy option plan vested at the date of the merger. Furthermore, all such outstanding Central Pharmacy options were converted to BWI options pursuant to the terms of the merger which, in essence, provided that such options would be converted based on the calculated "in-the-money" amounts and exercise price to fair market value ratios at the time of the merger. Additionally, in accordance with the terms of the merger, no further options can be issued from the Central Pharmacy Option Plan subsequent to the merger.

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

For the years ended December 31,         1999          1998          1997
---------------------------------------------------------------------------
(in thousands, except share data)
Net earnings - as reported              $38,296       $22,236       $24,506
Net earnings - pro forma                $35,219       $18,946       $21,971
Earnings per share
 Basic - as reported                       1.14           .70           .95
 Basic - pro forma                         1.05           .60           .85
 Diluted - as reported                     1.05           .66           .83
 Diluted - pro forma                        .97           .57           .75

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the following years ended December 31:

                                         1999          1998          1997
                                        ----------------------------------
Company Options
  Risk free interest rates              4.96%         5.31%          5.71%
  Expected dividend yields               .53%          .16%           .26%
  Expected life of options              4.98          4.34           4.66
  Volatility of stock price            32.94%        28.85%         27.23%
  Weighted average fair
      value of options                $ 6.91        $ 9.34         $10.16

Priority Options
  Risk free interest rates                            5.02%          5.90%
  Expected dividend yields                             .00%           .00%
  Expected life of options                            4.71           4.60
  Volatility of stock price                          55.94%         54.79%
  Weighted average fair
      value of options                              $ 9.65         $ 7.52

     Compensation expense based on the fair value of options granted prior to January 1, 1995 was not included in the preceding pro forma calculations. Therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Changes in stock options under the Company's plans are shown below, (all historical shares and per share amounts have been restated to reflect the two aforementioned 4-for-3 stock splits):

                                                           Weighted
                                           Number          average
                                          of Shares        option price
-----------------------------------------------------------------------
Options outstanding
   at December 31, 1996                     6,286,824            $ 7.75

Forfeited during 1997                         (77,538)           $ 8.94
Granted during 1997                         1,537,463            $16.32
Exercised during 1997                      (1,799,888)           $ 6.32
                                          -----------

Options outstanding
   at December 31, 1997                     5,946,861            $10.38

Forfeited during 1998                        (206,049)           $10.81
Granted during 1998                            41,651            $16.76
Exercised during 1998                      (1,948,979)           $ 8.71
                                          -----------

Options outstanding
   at December 31, 1998                     3,833,484            $11.28

Effect of Spin-off of
    Priority Healthcare (1)                 3,193,251
                                          -----------

Converted options outstanding
    at December 31, 1998                    7,026,735            $ 6.15
                                          ===========

Forfeited during 1999                         (75,493)           $13.54
Granted during 1999                         1,362,361            $18.57
Exercised during 1999                      (1,055,623)           $ 5.48
                                          =============================

Options outstanding
    at December 31, 1999                    7,257,980            $ 8.51
                                          =============================

Exercisable
   at December 31, 1999                     4,868,072            $ 5.82
                                          =============================

Available for grant
   at December 31, 1999                       961,058
                                          ===========

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

     In certain cases, the exercise of stock options results in state and federal income tax deductions to the Company on the difference between the market price at the date of exercise and the option price. The tax benefits obtained from these deductions of $4,476,000, $9,593,000 and $3,305,000 are included in additional paid in capital in 1999, 1998 and 1997, respectively.

     Additional information regarding the Company's options outstanding at December 31, 1999 is shown below:

                                                    Exercise Price Range
------------------------------------------------------------------------------------------------------
                              $.59      $2.93 - $5.68    $7.48 - $12.88    $16.75 - $23.95        Total
------------------------------------------------------------------------------------------------------
Number of options
 outstanding               192,329          3,666,198         2,157,335          1,242,118    7,257,980

Weighted average
 exercise price           $    .59      $        4.80    $         9.31      $       19.26   $     8.51

Weighted average
 remaining
 contractual life             6.03               5.63              8.01               9.10         6.94

Number of shares
 exercisable               192,329          3,369,938         1,296,474              9,331    4,868,072

Weighted average
 exercisable price        $    .59       $       4.75      $       9.29      $       20.36    $    5.82

     During 1998, the Company issued 350,000 (restated to 466,667 to reflect the 1998 stock split) restricted stock grants to certain key executives with a grant date fair value of $35.25 per share. Pending the lapse of the forfeiture and transfer restrictions established by the Compensation and Stock Option Committee, the grantee generally had all the rights of a shareholder, including the right to vote the shares and the right to receive all dividends thereon. Upon issuance of the restricted stock grants, unearned compensation equivalent to the market value at the date of grant was recorded as unamortized value of restricted stock and was charged to earnings over the period during which the restrictions lapsed. Compensation expense related to these restricted stock grants of $1.6 million was recorded in the first nine months of 1998. The remaining $11.1 million was recorded in the fourth quarter of 1998 as part of the unusual items when the lapse of the forfeiture and transfer restrictions on the restricted stock was accelerated by the Compensation and Stock Option Committee.

     Priority's stock option plans. Presented below is information concerning Priority's stock option plans for the years ended December 31, 1998 and 1997. The information has not been updated to reflect events subsequent to December 31, 1998.

     On August 25, 1997, Priority's Board of Directors and the then sole shareholder (the Company) adopted Priority's 1997 Stock Option and Incentive Plan (the "1997 Stock Option Plan"). The 1997 Stock Option Plan reserved for issuance 1,250,000 shares of Priority Class B common stock, subject to adjustment in certain events. The 1997 Stock Option Plan provided for the grant of options to purchase shares of Class B common stock and restricted shares of Class B common stock to officers, key employees and consultants of Priority. Stock options granted under the 1997 Stock Option Plan were either options intended to qualify for federal income tax purposes as "incentive stock options" or options not qualifying for favorable tax treatment ("nonqualified stock options"). No individual participant could receive awards for more than 300,000 shares in any calendar year.

     Also on August 25, 1997, Priority's Board of Directors and the then sole shareholder (the Company) adopted Priority's Outside Directors Stock Option Plan ("the Priority Directors Plan"). The number of shares of Priority's Class B common stock authorized for issuance pursuant to the Priority Directors Plan was 25,000. Each eligible director was granted an option to purchase 1,000 shares of Priority's Class B common stock on June 1 of 1998. The option exercise price per share was equal to the fair market value of one share of Class B common stock on the date of grant. Each option became exercisable six months following the date of grant and will expire 10 years following the date of grant.

     On September 15, 1998, Priority's Board of Directors adopted the Broad Based Stock Option Plan, which reserved for issuance 400,000 shares of Priority Class B common stock. The Broad Based Stock Option Plan provided for the grant of nonqualified stock options to key employees who were not officers or directors of Priority or its affiliates. The number of shares which could be granted under the Broad Based Plan during any calendar year could not exceed 40,000 shares to any one person.

     Changes in stock options under all of Priority's plans through December 31, 1998 are shown below:

                                   Number            Option price
                                   of shares            per share
------------------------------------------------------------------------
Options outstanding
   at December 31, 1996
Forfeited during 1997                  (13,800)  $  14.50 to $14.50
Granted during 1997                    473,050   $  14.50 to $15.00
Exercised during 1997
                                 -------------
Options outstanding
   at December 31, 1997                459,250   $  14.50 to $15.00
                                 =============

Forfeited during 1998                  (29,120)  $  14.50 to $20.00
Granted during 1998                    601,953   $  12.24 to $20.00
Exercised during 1998
                                 -------------
Options outstanding
   at December 31, 1998              1,032,083   $   12.24 to $20.00
                                 =============

NOTE 13 - COMMITMENTS

     The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2005, with options to renew for various periods.

     On April 30, 1999, the Company sold its corporate office building to an unrelated party for approximately net book value and signed a 15 year lease for the top two floors of the building. The lease meets the criteria of a capitalized lease and resulted in the recording of an asset and liability in the amount of the present value of minimum lease payments of $13.4 million. The asset is being amortized over the term of the lease.

     The following is a summary of the future minimum lease commitments under capitalized leases and under operating leases as of December 31, 1999:


Year ended December 31,                      Capitalized  Operating
                                                Leases      Leases
-------------------------------------------------------------------
(in thousands)

2000                                           $ 1,221      $ 2,956
2001                                             1,221        2,625
2002                                             1,221        1,963
2003                                             1,221        1,568
2004                                             1,322          982
Later years                                     13,916          264
                                              --------      -------
Total minimum lease payments                    20,122      $10,358
                                              --------      =======
Imputed interest                                 6,998
                                              --------
Present value of minimum capitalized
  lease obligations                            $13,124
                                              ========

     The consolidated rent expense for the years ended December 31, 1999, 1998 and 1997 was $2,414,000, $2,961,000 and $2,615,000, respectively.

     Prior to the sale of the corporate office building on April 30, 1999, the Company received rental income of $313,000 from operating lease agreements for the bottom three floors of the building.

NOTE 14 -  MAJOR CUSTOMERS

     The BWI segment services customers in 48 states and Puerto Rico from its 18 distribution centers located in 14 states. The Nuclear Pharmacy segment operates specialized pharmacies in 13 states. The principal customers of the BWI segment are chain drug companies that operate their own warehouses. Other customers include independent drug stores, chain drug stores, supermarkets and mass merchandisers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The following chain drug warehouse customers each accounted for over 10% of the Company's net sales during the years shown: Eckerd Corporation (16%) and CVS (21%) in 1999; Eckerd Corporation (18%) and CVS (17%) in 1998; and CVS (22%), Rite Aid Corporation (18%) and Eckerd Corporation (16%) in 1997. Sales to these customers aggregated 37%, 35% and 56% of net sales in 1999, 1998 and 1997, respectively. The Company sells inventory to its chain drug warehouse and other customers on various payment terms. This entails accounts receivable exposure, especially if any of its chain warehouse customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers and, when feasible, obtains security interests in the inventory sold, there can be no assurance that the Company will not incur the write-off or writedown of chain drug accounts receivable in the future.

     During the second quarter of 1998, Rite Aid informed the Company that Rite Aid signed a supply agreement with another wholesaler that began in May 1998. In 1997, Rite Aid comprised 18% of the Company's sales. Sales to Rite Aid were predominantly to their warehouses. The loss of this customer did not have a material adverse impact on the Company's results of operations.

NOTE 15 - STATEMENT OF CASH FLOWS

     Cash paid for interest expense and income taxes was as follows:


December 31,            1999                  1998                  1997
(in thousands)
Interest               $20,730              $20,330               $14,697
Income taxes           $19,871              $15,017               $16,935


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

     In January 1996, the Company formed a new subsidiary, National Infusion Services, Inc. ("NIS"). Effective February 8, 1996, the Company through its NIS subsidiary purchased the assets of the infusion services division of Infectious Disease of Indiana P.S.C. NIS provided quality care to patients in a variety of settings. In February 1997, the corporate name was changed from NIS to Priority Healthcare Services Corporation. The Company acquired the assets of NIS for approximately $9 million in cash and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. As discussed in Note 6 and Note 9 above, the remaining balance of the intangible assets and the long-term obligation were written off as part of the unusual items caption in the fourth quarter of 1998.

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

     In 1997, Central Pharmacy acquired certain assets and assumed certain liabilities of Nu-Scan, Inc., Sholars Drugs, Inc. and Alpha Nuclear Pharmacy, Inc. Aggregate consideration for these transactions was approximately $666,000, consisting of approximately $441,000 in cash (including $25,000 paid in 1998) and a note payable for $225,000. Central Pharmacy recorded $60,000 as noncompete agreements in accordance with the terms of the asset purchase and other related agreements. The remainder of the excess of the cost over the fair value of net assets acquired of approximately $612,000 has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

     In December 1998, Central Pharmacy acquired the remaining interest in its 50% owned affiliate, Central Source Pharmacy Services, LLC for cash consideration of approximately $877,000. The excess of cost over the fair value of net assets acquired of approximately $780,000 has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

NOTE 16 - LEGAL PROCEEDINGS

     In a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993, the Company, other pharmaceutical wholesalers and pharmaceutical manufacturers were named as defendants, In re
                                                                       -----
Brand Name Prescription Drugs Litigation, MDL 997.  Plaintiffs alleged that
----------------------------------------
pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs sought injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. The Company denied the complaint allegations.

     Several of the manufacturer defendants and the class plaintiffs have reached settlement agreements. Under these agreements, the settling manufacturer defendants retain certain contingent liabilities under the October 21, 1994 agreement discussed below. The trial against the remaining defendants, including the Company, began on September 14, 1998. On November 30, 1998, the Court granted all remaining defendants' motions for judgments as a matter of law, dismissing all In re Brand Name Prescription Drugs
                                                    ----------------------------
class claims against the Company and other defendants. The class plaintiffs appealed the Court's ruling and, on July 13, 1999, the appeals court dismissed the wholesalers, including the Company, from the case. On February 22, 2000, the United States Supreme Court denied the plaintiffs' petition for certiorari, thus concluding the In re Brand Name Prescription Drugs class action litigation.
               -----------------------------------

     At this time, the Company is a defendant in 115 additional cases brought by plaintiffs who "opted out" of the federal class action described above. One hundred eleven of these complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The four remaining complaints add allegations that the defendants' conduct violated state law. The damages period in these cases begins in October 1993. The Company has denied the allegations in all of these complaints. Discovery in the opt out cases is currently ongoing and no trial dates have yet been scheduled.

     On November 20, 1997, two additional complaints were filed in the MDL 997 proceeding by Eckerd Corporation and American Drug Stores naming certain pharmaceutical manufacturers and wholesalers, including the Company, as defendants. These complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The Company has denied the allegations in these complaints. No trial date has been set in these cases.

     On July 1, 1996, the Company and several other wholesalers were joined as the defendants in a seventh amended and restated complaint filed in the Circuit Court of Greene County, Alabama, Durrett v. The Upjohn Company, Civil Action No.
                                 -----------------------------
94-029. An order dismissing the action and taxing costs against the plaintiffs was entered by the Circuit Court on November 29, 1999.

     On June 16, 1998, a suit was filed in the Circuit Court for Cocke County, Tennessee purportedly on behalf of consumers of prescription drugs in the following states: Tennessee, Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia and Wisconsin. Graves et al. v. Abbott Laboratories et al., Civil Action No.
                -------------------------------------------
25,109-II. The complaint charges that pharmaceutical manufacturers and wholesalers, including the Company, engaged in a price-fixing conspiracy in violation of Tennessee's Trade Practices Act and Consumer Protection Act, and the unfair or deceptive trade practices statutes of the other jurisdictions named therein. The Company has denied the allegations of the complaint and all proceedings in this suit have been stayed until further order of the Circuit Court.

     On October 21, 1994, the Company entered into an agreement with the other wholesalers and pharmaceutical manufacturers covering all of the cases listed above. Among other things, the agreement provides that for all judgments that might be entered against both the manufacturer and wholesaler defendants, the Company's total exposure for joint and several liability is limited to $1 million and the wholesaler defendants are indemnified for $9 million in related legal fees and expenses. As a result of the previously noted settlements, we have periodically received reimbursement of our legal fees and expenses in excess of our proportionate share of the $9 million, and we expect to receive reimbursement of substantially all of such fees and expenses in the future.

     The Company is unable to form a reasonably reliable conclusion regarding the likelihood of a favorable or unfavorable outcome of these cases, each of which is being defended vigorously. The Company believes the allegations of liability are without merit with regard to the wholesaler defendants and that the attendant liability of the Company, if any, would not have a material adverse effect on the Company's financial condition or liquidity. Adverse decisions, although not anticipated, could have a material adverse effect on the Company's results of operations.

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

     The Company has been advised that it is a potential defendant in an ongoing grand jury investigation being conducted by the U.S. Attorney's Office in Las Vegas, NV. The investigation concerns transactions between wholesale pharmaceutical distributors and licensed institutional pharmacies known as closed-door pharmacies. Closed-door or institutional pharmacies are entitled to purchase pharmaceuticals at a discount from wholesale prices, but typically have an agreement with the manufacturers to service only their own long-term care patients. Wholesalers seek chargeback credits from the manufacturers for sales to closed-door pharmacies.

     The Company understands that the government's inquiry focuses principally on whether pharmaceutical manufacturers have been defrauded by institutional or closed-door pharmacies, which allegedly resold discount-priced pharmaceutical drugs at a profit in violation of agreements with pharmaceutical manufacturers to purchase the product solely for their own use. The government is examining whether the Company, through any of its employees, participated in these transactions by selling discount-priced pharmaceutical drugs with knowledge of the pharmacies' plans to resell the product at a profit. These sales of excess pharmaceutical drugs were allegedly made to alternate source vendors that, in turn, sold the product in the secondary market to numerous wholesale distributors and other customers.

     To date, the government's investigation has been substantially focused on sales that the Company made at the San Dimas, California division of Bindley Western Drug Company to certain institutional pharmacies located in California and Nevada, principally between 1995 and 1997. The Company no longer employs the two managers who were primarily involved in the questioned sales. One was terminated by the Company approximately two years ago for violation of the Company's ethics code, and the other abruptly resigned in October 1999 during the investigation of this matter. The Company has determined that sales to institutional pharmacies served by the San Dimas division of Bindley Western Drug Company represented less than 1% of total Company sales during the period in question. The Company has further determined that no related business has been conducted with these accounts for an extended period.

     The Company believes that its two former managers have admitted to certain wrongdoing in connection with their activities while employed by the Company. The Company is cooperating with the government and has undertaken its own investigation. At this stage of the government's investigation, the Company does not believe it is possible to predict or determine the outcome, resolution or timing of the final resolution of this matter. The Company is currently unable to estimate the range of any potential loss, the amount of which could have a material adverse effect on the Company's financial condition, results of operations and/or cash flows.

     We are also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to our business, the outcome of which should not have a material adverse effect on our financial condition, results of operations, or cash flows.

NOTE 17 - EARNINGS PER SHARE


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 1999, 1998 and 1997.


                                                  1999                 1998               1997
----------------------------------------------------------------------------------------------
(in thousands, except per share data)
Basic:
Net earnings                             $      38,296        $      22,236      $      24,506
Weighted shares outstanding                 30,556,415           28,728,979         22,912,237
Shares issued in
 Central Pharmacy merger                     2,922,055            2,922,055          2,922,055
Basic shares Outstanding                    33,478,470           31,651,034         25,834,292
Per share amount                         $        1.14        $         .70      $         .95

Diluted:
Net earnings                             $      38,296        $      22,236      $      24,506
6 1/2% convertible
  debentures                                                                             1,889
Diluted earnings                         $      38,296        $      22,236      $      26,395
Weighted shares outstanding                 30,556,415           28,728,979         22,912,237
Debentures                                                                           4,193,297
Shares issued in
 Central Pharmacy merger                     2,922,055            2,922,055          2,922,055
Stock Options                                2,989,169            1,708,990          1,862,446
Restricted Stock                                                    148,644
Diluted Shares                              36,467,639           33,508,668         31,890,035
Per share amount                         $        1.05        $         .66      $         .83

The earnings per share for 1998 and 1997 have been restated to give effect for the 4-for-3 stock split on June 25, 1999 and the earnings per share for 1997 has been restated to give effect for the 4-for-3 stock split on June 3, 1998.

See Note 12 regarding changes to outstanding options at the close of business on December 31, 1998.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


The following table presents the quarterly financial data for 1999 and 1998.


                                   First                Second             Third           Fourth
                                  Quarter               Quarter           Quarter          Quarter
----------------------------------------------------------------------------------------------------
(in thousands, except per share data)
1999
   Net sales                     $1,985,165           $2,055,841       $2,145,845         $2,320,754
   Gross margin                      51,740               53,724           55,481             58,816
   Net earnings                       9,704                9,810            8,528             10,251
   Earnings per share:
     Basic (1)                   $     0.29           $     0.29       $     0.25         $     0.30
     Diluted (1)                       0.27                 0.27             0.23               0.29

1998
   Net sales                     $1,969,157           $1,856,142       $1,821,594         $2,007,328
   Gross margin                      46,217               50,842           51,896             56,933
   Net earnings                       8,007                9,069            8,763             (3,603)
   Earnings per share:
     Basic (1)                   $     0.26           $     0.29       $     0.28         $    (0.11)
     Diluted (1)                       0.24                 0.27             0.26              (0.11)

(1) The earnings per share for first quarter of 1998 have been restated to give effect for the 4-for-3 stock split effected in the form of a dividend on June 3, 1998 to shareholders of record on May 21, 1998. The earnings per share for 1998 and the first quarter of 1999 have been restated to give effect for the 4-for-3 stock split effected in the form of a dividend on June 25, 1999 to shareholders of record on June 11, 1999.

       Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 24, 2000                BINDLEY WESTERN INDUSTRIES, INC.

                                   By /s/ William E. Bindley
                                      -----------------------------
                                          William E. Bindley
                                          Chairman, President
                                          and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                       Title                                   Date
/s/ William E. Bindley
----------------------
    William E. Bindley           Chairman of the Board and President (Principal
                                 Executive Officer); Director                            March 24, 2000


/s/ William F. Bindley, II
--------------------------
    William F. Bindley, II       Director                                                March 24, 2000

/s/ Keith W. Burks
------------------
    Keith W. Burks               Executive Vice President; Director                      March 24, 2000

/s/ Seth B. Harris
------------------
    Seth B. Harris               Director                                                March 24, 2000

/s/ Robert L. Koch, II
----------------------
    Robert L. Koch, II           Director                                                March 24, 2000

/s/ Michael D. McCormick
------------------------
    Michael D. McCormick         Executive Vice President, General Counsel and
                                 Secretary; Director                                     March 24, 2000

/s/ J. Timothy McGinley
-----------------------
    J. Timothy McGinley          Director                                                March 24, 2000

/s/ James K. Risk, III
----------------------
    James K. Risk, III           Director                                                March 24, 2000

/s/ Thomas J. Salentine
-----------------------
    Thomas J. Salentine          Executive Vice President and Chief Financial
                                 Officer (Principal Accounting and Financial             March 24, 2000
                                 Officer); Director

/s/ K. Clay Smith
-----------------
    K. Clay Smith                Director                                                March 24, 2000

/s/ Carolyn Woo
-----------------
    Carolyn Woo                  Director                                                March 24, 2000

                       INDEX TO EXHIBITS (12/31/99 10-K)


                                                                                            Page No.
 Exhibit                                                                                      This
   No.                                      Description                                      Filing
----------       ---------------------------------------------------------------            ---------
  3-A       1    (i)Amended and Restated Articles of Incorporation of
                 Registrant....................................................

            2    (ii)Amendment to Restated Articles of Incorporation
                 increasing number of authorized shares........................

            3    (iii)Amendment to Restated Articles of Incorporation
                 establishing terms of Class A Preferred Stock.................

            17   (iv)Amendment to Restated Articles of Incorporation
                 increasing number of authorized shares........................

            15   (v)Amendment to Restated Articles of Incorporation increasing number of authorized shares...................................

  3-B       18   Restated By-Laws of Registrant, as amended to date............

  4-A       16   (i)Third Amended and Restated Credit Agreement, dated as of
                 December 28, 1998, by and among Registrant, NationsBank,
                 N.A., The Bank of Tokyo-Mitsubishi, Ltd., KeyBank National
                 Association, Suntrust Bank, Central Florida, N.A., National
                 City Bank of Indiana, Fifth Third Bank, Indiana, (f/k/a The
                 Fifth Third Bank of Central Indiana), The Northern Trust
                 Company, NBD Bank, N.A., and Bank One, Indiana, NA, as Agent..

                 (ii)First Amendment to Third Amended and Restated Credit
                 Agreement, dated as of December 16, 1999, by and among
                 Registrant, Bank One, Indiana, NA, KeyBank National
                 Association, Suntrust Bank, Central Florida, N.A., National
                 City Bank of Indiana, Fifth Third Bank, Indiana, The Northern
                 Trust Company, The Huntington National Bank and Comerica
                 Bank..........................................................

  4-B       16   (i)Receivables Purchase Agreement, dated as of December 28,
                 1998, among Bindley Western Funding Corporation, Falcon Asset
                 Securitization Corporation, NBD Bank, N.A., KeyBank National
                 Association, Comerica Bank, NationsBank, N.A., Fifth Third
                 Bank, Indiana, National City Bank of Indiana, and The First
                 National Bank of Chicago, as Agent............................

                                                                                            Page No.
 Exhibit                                                                                      This
   No.                                      Description                                      Filing
----------       ---------------------------------------------------------------            ---------
                 (ii)Amendment No. 1 to Receivables Purchase Agreement, dated as of December 15, 1999, among Bindley Western Funding
                 Corporation, Falcon Asset Securitization Corporation, and Bank
                 One, NA..................................................................

  4-C            Note Purchase Agreement, dated as of December 15, 1999,
                 between Registrant and Nationwide Life Insurance Company,
                 relating to 7.93% Senior Notes due December 27, 2004 of
                 Registrant...............................................................

                 Registrant agrees to furnish to the Securities and Exchange
                 Commission, upon request, a copy of each instrument with
                 respect to other issues of Registrant's long-term debt, the authorized principal amount of which exceeds 10% of Registrant's total assets on a consolidated basis.....................................

  10-A*     6    (iii)Employee Benefit Trust Agreement of Registrant dated
                 November 30, 1990........................................................

            5    (v)Split Dollar Insurance Agreement dated December 11, 1992 between Registrant and William F. Bindley, II and K. Clay
                 Smith as trustees of the William E. Bindley Irrevocable Trust............

            5    (vi)The William E. Bindley Trust Agreement dated December 11,
                 1992 between William E. Bindley, grantor, and William F. Bindley,
                 II and K. Clay Smith, trustees...........................................

  10-B*     7    (i)Nonqualified Stock Option Plan of Registrant..........................

           10    (ii)Amendment to the Nonqualified Stock Option Plan of Registrant........

  10-C*    7     (i)Incentive Stock Option Plan of Registrant.............................

           10    (ii)Amendment to the Incentive Stock Option Plan of Registrant...........

  10-D*    8     (i)1987 Stock Option and Incentive Plan of Registrant....................

           9   (ii)Amendment to 1987 Stock Option and Incentive Plan......................

                                                                                            Page No.
 Exhibit                                                                                      This
   No.                                      Description                                      Filing
----------       ---------------------------------------------------------------            ---------
             9   (iii)Outside Directors Stock Option Plan of Registrant............

             10  (iv)Amendment to the 1987 Stock Option and Incentive Plan of
                 Registrant........................................................

             24  (v)First Amendment to Outside Directors Stock Option Plan of
                 Registrant........................................................

  10-E*      5   (i)1993 Stock Option and Incentive Plan of Registrant.............

             10  (ii) First Amendment to the 1993 Stock Option and Incentive Plan
                 of Registrant.....................................................

             14  (iii) Second Amendment to the 1993 Stock Option and Incentive
                 Plan of Registrant................................................

             20  (iv)Third Amendment to the 1993 Stock Option and Incentive Plan
                 of Registrant.....................................................

             21  (v)Fourth Amendment to the 1993 Stock Option and Incentive Plan
                 of Registrant.....................................................

  10-H       4   Distribution Agreement, dated as of October 23, 1998, between
                 Registrant and Priority Healthcare Corporation.

  10-I       23  Revolving Credit Promissory Note between Registrant (Maker) and
                 Priority Healthcare Corporation (Holder)..........................

  10-J*      13  Form of Termination Benefits Agreement, dated April 1, 1996, between Registrant and each of William E. Bindley, Keith W.
                 Burks, Michael D. McCormick, and Thomas J. Salentine..............

  10-K           Agreement of Purchase and Sale and Joint Escrow Instructions
                 ("Purchase Agreement"), dated March 30, 1999, between College
                 Park Plaza Associates, Inc. and College Park Plaza, Inc.,
                 relating to the sale of Registrant's headquarters building located at 8909 Purdue Road, Indianapolis, Indiana; First
                 Amendment to Purchase Agreement, dated April 12, 1999, Second
                 Amendment to Purchase Agreement, dated April 22, 1999, and Third
                 Amendment to Purchase Agreement, dated April 30, 1999.............

                                                                                            Page No.
 Exhibit                                                                                      This
   No.                                      Description                                      Filing
----------       ---------------------------------------------------------------            ---------
  10-L           Lease Agreement, dated April 30, 1999, between Registrant and
                 College Park Plaza, LLC, relating to the lease of Registrant's headquarters located at 8909 Purdue Road, Indianapolis,
                 Indiana...........................................................

  10-Y      12   Collective Bargaining Agreement dated October 21, 1994 between
                 J.E. Goold & Co. and Truck Drivers, Warehousemen and Helpers
                 Union Local No. 340...............................................

  10-Z*     10   (i)401(k) Profit Sharing Plan (Nonstandardized) Adoption
                 Agreement of Registrant, effective January 1, 1994................

            11   (ii)Amendment to page 4 of the 401(k) Profit Sharing Plan
                 (Nonstandardized) Adoption Agreement of Registrant, effective
                 January 1, 1994...................................................

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

            19   (vi)401(k) Profit Sharing Plan (Nonstandardized) Participation
                 Agreement of Registrant, effective July 31,1997...................

            19   (vii)401(k)  Profit Sharing Plan (Nonstandardized) Participation
                 Agreement of Registrant, effective August 8, 1997.................


            22   (viii)Profit Sharing Plan of Bindley Western Industries, Inc. &
                 Subsidiaries (PRISM(R) Prototype Retirement Plan and Trust).......


            25   (ix)Spin-off Amendment to the Profit Sharing Plan of Registrant
                 effective December 11, 1998.......................................

                                                                                               Page No.
Exhibit                                                                                          This
No.                                              Description                                    Filing
----------         --------------------------------------------------------------------       ----------
             /25/  (x)Second Amendment to the Profit Sharing Plan of Registrant
                   effective December 31, 1999.........................................

             /25/  (xi)Third Amendment to the Profit Sharing Plan of Registrant
                   effective January 1, 2000...........................................

  10-AA*     /11/  (i)Form of Profit Sharing Excess Plan and related Trust between
                   Registrant and each of William E. Bindley, Keith W. Burks,
                   Michael D. McCormick, and Thomas J. Salentine.......................

             /11/  (ii)Form of 401(k) Excess Plan and Related Trust between Registrant and each of William E. Bindley, Keith W. Burks, Michael D.
                   McCormick, and Thomas J. Salentine..................................

             /12/  (iii)First Amendment to 401(k) Excess Plan..........................

             /19/  (iv)Form of Profit Sharing Excess Plan, restated as of January
                   1,1996, between Registrant and each of William E. Bindley, Keith W.
                   Burks, Michael D. McCormick, Robert L. Myers, and Thomas J.
                   Salentine...........................................................

             /19/  (v)Form of 401(k) Excess Plan, restated as of January 1, 1996, between Registrant and each of William E. Bindley, Keith W. Burks,
                   Michael D. McCormick, Robert L. Myers, and Thomas J. Salentine......

  10-BB*     /16/  (i) 1998 Non-Qualified Stock Option Plan of Registrant, as
                   amended.............................................................

             /26/  (ii) Amendment to 1998 Non-Qualified Stock Option Plan of
                   Registrant..........................................................

  10-CC*     /25/  Central Pharmacy Services, Inc. 1993 Stock Option Plan, as
                   amended.............................................................

    21             List of subsidiaries of Registrant..................................

    23             Written Consent of PricewaterhouseCoopers LLP.......................

    27             Financial Data Schedule.............................................

-----------------------
*The indicated exhibit is a management contract, compensatory plan, or arrangement required to be filed by Item 601 of Regulation S-K.

/1/ The copy of this exhibit filed as the same exhibit number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 is incorporated herein by reference.

/2/ The copy of this exhibit filed as Exhibit 4(a)(ii) to the Registrant's Registration Statement on Form S-3 (Registration No. 33-45965) is incorporated herein by reference.

/3/ The copy of this exhibit filed as Exhibit 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated herein by reference.

/4/ The copy of this exhibit filed as Exhibit 10 to the Registrant's Current Report on Form 8-K, as filed with the Commission on January 4, 1999, is incorporated herein by reference.

/5/ The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference.

/6/ The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference.

/7/ The copy of this exhibit filed as the same exhibit number to the Registrant's Registration Statement on Form S-1 (Registration No. 2-84862) is incorporated herein by reference.

/8/ The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 is incorporated herein by reference.

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

/13/ The copy of this exhibit filed as Exhibit 10-CC to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.

/14/ The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

/15/ The copy of this exhibit filed as Exhibit 4 to the Registrant's Current
     Report on Form 8-K, as filed with the Commission on August 23, 1999, is incorporated herein by reference.

/16/ The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

/17/ The copy of this exhibit filed as Exhibit 4.1 (iv) to the Registrant's
     Registration Statement on Form S-8 (Registration No. 333-57975) is incorporated herein by reference.

/18/ The copy of this exhibit filed as Exhibit 4.2 to the Registrant's
     Registration Statement on Form S-8 (Registration No. 333-57975) is incorporated herein by reference.

/19/ The copy of this exhibit filed as the same exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

/20/ The copy of this exhibit filed as Exhibit 4.3 (iv) to the Registrant's
     Registration Statement on Form S-8 (Registration No. 333-60279) is incorporated herein by reference.

/21/ The copy of this exhibit filed as Exhibit 4.3 (v) to the Registrant's
     Registration Statement on Form S-8 (Registration No. 333-60279) is incorporated herein by reference.

/22/ The copy of this exhibit filed as Exhibit 4.3 to the Registrant's
     Registration Statement on Form S-8 (Registration No. 333-57975) is incorporated herein by reference.

/23/ The copy of this exhibit filed as Exhibit 10-G (ii) to the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

/24/ The copy of this exhibit filed as the same exhibit number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 is incorporated herein by reference.

/25/ The copy of this exhibit filed as the same exhibit number to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 is incorporated herein by reference.

/26/ The copy of this exhibit filed as Exhibit 4.3(ii) to the Registrant's
     Registration Statement on Form S-8 (Registration No. 333-85379) is incorporated herein by reference.