Form 10-Q
period 2000-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 2000-05-15
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    March 31, 2000
                                ------------------

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from to Commission file number: 0-11355


                        BINDLEY WESTERN INDUSTRIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           Indiana                                   84-0601662
-------------------------------                   ---------------
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


Yes      x                 No _________
     ---------



The number of shares of Common Stock outstanding as of March 31, 2000 was 34,238,271.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (000's omitted except share data)
                                   (unaudited)

                                              Three-month period ended
                                                      March 31,
                                       ----------------------------------
                                                 2000               1999
                                       ----------------------------------

Revenues:
  Net sales from stock                    $ 1,647,493        $ 1,226,780
  Net brokerage sales                         830,617            758,385
                                       ----------------------------------
  Total net sales                           2,478,110          1,985,165
  Other income                                    543                483
                                       ----------------------------------
                                            2,478,653          1,985,648
                                       ----------------------------------
Cost and expenses:
  Cost of products sold                     2,412,279          1,933,425
  Selling, general and administrative          35,050             28,425
  Depreciation and amortization                 3,057              2,147
  Interest                                      8,302              5,549
  Unusual item                                 26,300
                                       ----------------------------------
                                            2,484,988          1,969,546
                                       ----------------------------------

Earnings before income taxes                   (6,335)            16,102
                                       ----------------------------------

Provision for income taxes                      7,372              6,397


                                       ----------------------------------
Net earnings                                $ (13,707)           $ 9,705
                                       ==================================


Earnings per share:
  Basic                                       $ (0.40)            $ 0.29
  Diluted                                     $ (0.40)            $ 0.27

Average shares outstanding:
  Basic                                    34,108,201         33,066,202
  Diluted                                  34,108,201         36,186,232



          (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)

                                                                          (unaudited)
                                                                   March 31,        December 31,
                                                             -----------------------------------
                                                                       2000                1999
                                                             -----------------------------------
Assets
Current assets:
 Cash                                                              $ 58,154            $ 34,910
 Accounts receivable, less allowance for doubtful
  accounts of $9,547 for 2000 and 1999                              705,637             721,830
 Finished goods inventory                                           874,982             803,021
 Deferred income taxes                                               13,768              13,168
 Other current assets                                                 9,802               9,926
                                                             -----------------------------------
                                                                  1,662,343           1,582,855
                                                             -----------------------------------

Other assets                                                             16                  18
                                                             -----------------------------------
Fixed assets, at cost                                               128,240             129,140
 Less: accumulated depreciation                                     (30,608)            (27,773)
                                                             -----------------------------------
                                                                     97,632             101,367
                                                             -----------------------------------

Intangibles                                                          18,504              18,582

                                                             -----------------------------------
  Total assets                                                  $ 1,778,495         $ 1,702,822
                                                             ===================================

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                            $ 132,194            $ 45,000
 Securitized borrowings                                             349,963             349,963
 Accounts payable                                                   840,706             864,271
 Other current liabilities                                           50,913              25,472
                                                             -----------------------------------
                                                                  1,373,776           1,284,706
                                                             -----------------------------------

Long-term debt                                                       38,570              38,698

                                                             -----------------------------------
Deferred income taxes                                                 4,703               4,703
                                                             -----------------------------------

Shareholders' equity:
Common stock, $.01 par value authorized 53,333,333 shares;
 issued 35,450,503 and 35,213,201 shares, respectively                3,418               3,415
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                          226,460             225,459
Note receivable from officer                                         (3,282)             (3,228)
Retained earnings                                                   152,331             166,550
                                                             -----------------------------------
                                                                    378,927             392,196
Less:  shares in treasury-at cost
 1,212,232 and 1,212,232 shares, respectively                       (17,481)            (17,481)

                                                             -----------------------------------
  Total shareholders' equity                                        361,446             374,715
                                                             -----------------------------------

Commitments and contingencies

                                                             -----------------------------------
  Total liabilities and shareholders' equity                    $ 1,778,495         $ 1,702,822
                                                             ===================================

          (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)

                                                                  Three-month period ended
                                                                         March 31,
                                                            -------------------------------
                                                                    2000              1999
                                                            -------------------------------
Cash flow from operating activities:
  Net income                                                   $ (13,707)          $ 9,705
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                  3,057             2,147
    Unusual item                                                  26,300
    Deferred income taxes                                           (600)             (600)
    Gain on sale of fixed assets                                    (134)


Change in assets and liabilities, net of acquisition:
  Accounts receivable                                             16,272           (66,128)
  Finished goods inventory                                       (71,939)           13,864
  Accounts payable                                               (23,713)          (91,587)
  Other current assets and liabilities                              (735)           (3,920)
                                                            -------------------------------
    Net cash used by operating activities                        (65,199)         (136,519)
                                                            -------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                       (3,754)           (5,863)
  Proceeds from sale of fixed assets                               4,960
  Acquisition of business                                           (268)
                                                            -------------------------------
    Net cash provided (used) by investing activities                 938            (5,863)
                                                            -------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                      1,004             1,644
  Addition (reduction) in long term debt                            (127)              (10)
  Related party note receivable                                      (54)              (54)
  Payment on note payable Priority Healthcare Corporation                           (3,350)
  Proceeds under line of credit agreement                        592,194           401,500
  Payments under line of credit agreement                       (505,000)         (298,500)
  Proceeds from securitized borrowings                                              13,800
  Purchase of common shares for treasury                                            (5,647)
  Dividends                                                         (512)             (476)

                                                            -------------------------------
    Net cash provided by financing activities                     87,505           108,907
                                                            -------------------------------

Net increase (decrease) in cash                                   23,244           (33,475)
Cash at beginning of period                                       34,910            42,982
                                                            -------------------------------
Cash at end of period                                           $ 58,154           $ 9,507
                                                            ===============================

          (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. All of our financial information includes the results of Bindley Western Industries, Inc. ("BWI") and Central Pharmacy Services, Inc. ("CPSI") for all periods presented giving retroactive effect to the merger on August 31, 1999. We have prepared the consolidated financial statements in this report without audit. We condensed or omitted some information and footnote disclosures, including significant accounting policies, that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. We believe that the financial statements for the three-month periods ended March 31, 2000 and 1999 include all necessary adjustments which are of a normal recurring nature, for fair presentation. These financial statements should be read in conjunction with the financial statements and notes included in our latest annual report. Results for any interim period may not be indicative of the results of the entire year.

2. On March 27, 2000, the Company disclosed in its Form 10-K filing that it was a potential defendant in an ongoing grand jury investigation being conducted by the U. S. Attorney's Office in Las Vegas, NV. Then, on April 24, 2000, the Company announced in its first quarter 2000 earnings release that it had entered into an agreement for the purpose of settling the subject matter of the government's investigation, subject to court approval, which is expected to take place by the end of June 2000. Full details of the tentative settlement cannot be disclosed prior to court approval.

     Under the tentative settlement, the Company has agreed to a one count plea in which the Company accepts the responsibility for the unlawful acts of two of its former employees based in San Dimas, CA and to pay a lump sum fine in the amount of $25 million at the time of court approval. The tentative settlement satisfies all government claims arising from the conduct that was disclosed in the March 27 SEC filing and there are no other claims. Additionally, there is no probation associated with the settlement.

     In conformance with generally accepted accounting principles, the Company booked the amount of the settlement plus the estimated fees and expenses associated with its internal investigation and recorded an unusual charge of $26.3 million ($25.8 million net of tax) for the March 31, 2000 quarter.

3. In a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993, the Company, other pharmaceutical wholesalers and pharmaceutical manufacturers were named as defendants, In re Brand Name Prescription Drugs Litigation, MDL 997. Plaintiffs alleged that pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs sought injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. The Company denied the complaint allegations.

     Several of the manufacturer defendants and the class plaintiffs have reached settlement agreements. Under these agreements, the settling manufacturer defendants retain certain contingent liabilities under the October 21, 1994 agreement discussed below. The trial against the remaining defendants, including the Company, began on September 14, 1998. On November 30, 1998, the Court granted all remaining defendants' motions for judgments as a matter of law, dismissing all In re Brand Name Prescription Drugs class claims against the Company and other defendants. The class plaintiffs appealed the Court's ruling and, on July 13, 1999, the appeals court dismissed the wholesalers, including the Company, from the case. On February 22, 2000, the United States Supreme Court denied the plaintiffs' petition for certiorari, thus concluding the In re Brand Name Prescription Drugs class action litigation.

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

4. On June 25, 1999, a 4-for-3 stock split of our common stock was paid in the form of a stock dividend to shareholders of record at the close of business on June 11, 1999. We restated all historical weighted average shares and per share amounts in this report to reflect these stock splits. Share amounts in the Consolidated Balance Sheets reflect the actual share amounts outstanding for each period presented.

5. Giving effect of the CPSI merger, we have two reportable segments. These segments are BWI and Nuclear Pharmacy. These segments conducted substantially  all of their  business  within  the United  States.  The BWI segment specialized in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Nuclear Pharmacy segment prepares and delivers unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Our segments have separate management teams and infrastructures to meet the specific needs of our customers and our marketing strategies.

     Segment information for the three-month periods ended March 31, 1999 and 2000 was as follows:

                                                           Nuclear
      (in thousands)                              BWI     Pharmacy        Total

                                          -----------   ----------  -----------
     Three-months ended March 31, 1999
       Revenues                          $ 1,974,957    $  10,208   $ 1,985,165
       Segment operating earnings             20,352        1,299        21,651
       Interest Expense                                                 (5,549)
                                                                   -------------
       Earnings before income taxes                                      16,102
                                                                   =============


     Three-months ended March 31, 2000
       Revenues                           $2,463,815     $ 14,295   $ 2,478,110
       Segment operating earnings             26,229        2,038        28,267
       Interest Expense                                                 (8,302)
       Unusual item                                                    (26,300)
                                                                   -------------
       Earnings before income taxes                                     (6,335)
                                                                   =============

     Operating earnings, as opposed to net earnings, has been determined to be a better indicator of a segment's operating profitability for management purposes.

6. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2000 and 1999:

                                                Three-month period ended
                                                        March 31,
     -------------------------------------------------- ---------------------
        (in thousands, except share data)        2000                  1999
     -------------------------------------------------- ---------------------
     Basic:
     Net earnings                       ($     13,707)               $ 9,705
     Weighted shares
      outstanding                           34,108,201            22,607,433
     1999 4 for 3 stock split                                      7,536,714
     Shares issued in CPSI   merger                                2,922,055
     Basic shares
      outstanding                           34,108,201            33,066,202
     Per share  amount                  ($        .40)                $  .29

     Diluted:
     Net earnings                       ($     13,707)               $ 9,705
     Weighted shares
      outstanding                           34,108,201            22,607,433
     Stock options                                                 2,123,406
     1999 4 for 3 stock split                                      8,533,338
     Shares issued in CPSI   merger                                2,922,055

     Diluted Shares                         34,108,201            36,186,232
     Per share amount                   ($        .40)                $  .27

     The diluted average shares outstanding does not include 2,952,813 potential common shares because they would be anti-dilutive.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Overview

         On August 31, 1999, Bindley Western Industries, Inc. ("BWI") completed the merger with Central Pharmacy Services, Inc. ("CPSI") of Atlanta, Georgia for approximately $55 million of BWI Common Stock. CPSI operates specialized pharmacies that prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. The transaction was accounted for as a pooling of interests and the financial statements for the three months ended March 31, 1999 have been restated to give effect to the combination. CPSI represents the Nuclear Pharmacy segment of our business.

Results of Operations

         Net sales of $2,478 million for the first three months of 2000 represented a 24.8% increase over the first three months of 1999. Nuclear Pharmacy sales accounted for less than 1% of sales for the three months of both 2000 and 1999. Brokerage type sales ("brokerage sales") in 2000 experienced a 9.5% increase for the first three months when compared to the same period in 1999. This increase is the result of increased sales to existing customers. Although brokerage sales generate very little gross margin, they provide increased working capital and support our programs to attract more direct store delivery business from chain warehouse customers. Sales from inventory ("from stock sales") increased 34% in the first three months of 2000 when compared to the first three months of 1999. From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 36% for the first three months of 2000 when compared to the first three months of 1999. As a percentage of total sales, direct store delivery sales increased from 60% for the first three months of 1999 to 65% for the first three months of 2000. In both the first three months of 2000 and 1999, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

         Gross margin of $65.8 million for the first three months of 2000 represented an increase of 27% over the first three months of 1999. In both periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margin as a percentage of net sales increased to 2.66% for the first three months of 2000 from 2.61% for the first three months of 1999. This increase in gross margin was the result of the change in mix away from the lower margin brokerage sales to the higher margin from stock sales in the BWI segment and also the increased sales of the higher margin Nuclear Pharmacy segment.

         Other income is attributable primarily to finance charges on customers' receivables and gains on the sale of fixed assets.

         Selling, general and administrative ("SGA") expense increased 23% from $28.4 million for the first three months of 1999 to $35.0 million for the first three months of 2000. This increase is the result of expenses associated with the new distribution centers opened in 1999 in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado, normal inflationary increases and increased variable costs to support our growing direct store delivery programs in the BWI segment. These variable costs include, among others, delivery expenses, warehouse expenses and labor costs. The remainder of the increase is associated with the continued expansion, and the opening of new specialized pharmacies, in our Nuclear Pharmacy segment. Our commitment to growth in both our direct store delivery sales and our Nuclear Pharmacy segment will result in increased SGA in the future. However, total SGA expense as a percent of from stock sales for the first three months decreased from 2.3% in 1999 to 2.1% in 2000. We remain focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers.

         Depreciation and amortization expense increased as a result of the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization expense increased from $2.1 million in the first three months of 1999 to $3.1 million in the first three months of 2000.

         Interest expense for the three-month period increased from $5.5 million in 1999 to $8.3 million in 2000. The average short-term borrowings outstanding for the three-month period in 1999 were $335 million at an average short-term interest rate of 5.1%, as compared to $449 million at an average short-term interest rate of 6.2% in 2000. At March 31, 2000, CPSI had outstanding borrowings on their line of credit of $2.2 million at a short-term interest rate of 9%.

         The provision for income taxes represented approximately 39.7% of earnings before taxes for the first three months of 1999 and 39.5% of earnings before taxes and the effect of the nondeductible element of the unusual item for the first three months of 2000.

Liquidity-Capital Resources

         For the three-month period ended March 31, 2000, our operations consumed $65 million in cash. The use of funds resulted from an increase inventories and a decrease in accounts payable. These uses were offset by a decrease in accounts receivables. The increase in inventories resulted from increased purchases necessitated by the increase in direct store delivery sales and the continued stocking of our new facilities in Kansas City, Missouri and Denver, Colorado. The decrease in accounts payable is attributed to the timing of payments of invoices related to inventory purchases while the decrease in accounts receivables resulted from the timing of brokerage sales. We continue to closely monitor working capital in relation to economic and competitive conditions. However, our emphasis on direct store delivery business will continue to require both net working capital and cash.

         On March 27, 2000, the Company disclosed in its Form 10-K filing that it was a potential defendant in an ongoing grand jury investigation being conducted by the U. S. Attorney's Office in Las Vegas, NV. Then, on April 24, 2000, the Company announced in its first quarter 2000 earnings release that it had entered into an agreement for the purpose of settling the subject matter of the government's investigation, subject to court approval, which is expected to take place by the end of June 2000. Full details of the tentative settlement cannot be disclosed prior to court approval.

         Under the tentative settlement, the Company has agreed to a one count plea in which the Company accepts the responsibility for the unlawful acts of two of its former employees based in San Dimas, CA and to pay a lump sum fine in the amount of $25 million at the time of court approval. The tentative settlement satisfies all government claims arising from the conduct that was disclosed in the March 27 SEC filing and there are no other claims. Additionally, there is no probation associated with the settlement.

         In conformance with generally accepted accounting principles, the Company booked the amount of the settlement plus the estimated fees and expenses associated with its internal investigation and recorded an unusual charge of $26.3 million ($25.8 million net of tax) for the March 31, 2000 quarter.

         Capital expenditures were $3.7 million during the first three months of 2000. These were predominantly for distribution centers, the expansion and automation of existing distribution centers and the investment in additional management information systems.

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

         Funding Corp. sells our receivables at specified discount rates to a group of banks. At March 31, 2000, there were $350 million of receivables interests outstanding that have been sold at an annual average discount rate of 6.0%. We account for the receivables facility as a financing transaction in our consolidated financial statements.

         Our bank credit facility allows us to borrow up to $150 million. The net increase in borrowings under our bank credit agreement was $85 million during the three-month period.

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

Forward-Looking Statements

         We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are subject to known and unknown risks and uncertainties, including:

     o  changes in interest rates;
     o  competitive pressures;
     o  changes in customer mix;
     o  financial  stability of major  customers and key suppliers;
     o  investment procurement opportunities;
     o  asserted and unasserted claims; and
     o changes in governmental regulations or the interpretation and enforcement of these regulations;

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


May 15, 2000                               BINDLEY WESTERN INDUSTRIES, INC.



                                           BY  /s/ Thomas J. Salentine
                                                   Thomas J. Salentine
                                                   Executive Vice President
                                                  (Principal Financial Officer)