Form 10-Q
period 2000-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 2000-08-14
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 2000
                                -----------------

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


Yes      x                 No _________
     ---------



The number of shares of Common Stock outstanding as of June 30, 2000 was 34,706,380

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                      (000's omitted except share data)
                                               (unaudited)

                                                    Six-month period ended              Three-month period ended
                                                           June 30,                             June 30,
                                                  ----------------------------------------------------------------
                                                         2000               1999              2000           1999
                                                  ----------------------------------------------------------------

Revenues:
  Net sales from stock                            $ 3,232,908        $ 2,443,406       $ 1,585,415    $ 1,216,626
  Net brokerage sales                               1,688,613          1,597,600           857,996        839,215
                                                  ----------------------------------------------------------------
  Total net sales                                   4,921,521          4,041,006         2,443,411      2,055,841
  Other income                                            983                899               440            416
                                                  ----------------------------------------------------------------
                                                    4,922,504          4,041,905         2,443,851      2,056,257
                                                  ----------------------------------------------------------------
Cost and expenses:
  Cost of products sold                             4,788,499          3,935,541         2,376,220      2,002,117
  Selling, general and administrative                  71,772             58,616            36,723         30,191
  Depreciation and amortization                         6,333              4,707             3,275          2,560
  Interest                                             16,153             10,645             7,851          5,095
  Unusual item                                         26,300
                                                  ----------------------------------------------------------------
                                                    4,909,057          4,009,509         2,424,069      2,039,963
                                                  ----------------------------------------------------------------

Earnings before income taxes and minority interest     13,447             32,396            19,782         16,294
                                                  ----------------------------------------------------------------

Provision for income taxes                             15,174             12,879             7,802          6,483

                                                  ----------------------------------------------------------------
Net earnings (loss)                                  $ (1,727)          $ 19,517          $ 11,980        $ 9,811
                                                  ================================================================



Earnings (loss) per share:
  Basic                                               $ (0.05)            $ 0.59            $ 0.35         $ 0.29
  Diluted                                             $ (0.05)            $ 0.53            $ 0.33         $ 0.27

Average shares outstanding:
  Basic                                            34,284,576         33,237,351        34,460,951     33,406,619
  Diluted                                          34,284,576         36,484,825        36,754,482     36,781,537

                   (See accompanying notes to consolidated financial statements)



                    BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                              (000's omitted except share data)

                                                                             (unaudited)
                                                                      June 30,         December 31,
                                                             ---------------------------------------
                                                                          2000                 1999
                                                             ---------------------------------------
Assets
Current assets:
 Cash                                                                 $ 82,571             $ 34,910
 Accounts receivable, less allowance for doubtful
  accounts of $9,547 for 2000 and 1999                                 628,921              721,830
 Finished goods inventory                                              801,643              803,021
 Deferred income taxes                                                  14,368               13,168
 Other current assets                                                    9,719                9,926
                                                             ---------------------------------------
                                                                     1,537,222            1,582,855
                                                             ---------------------------------------

Other assets                                                                15                   18
                                                             ---------------------------------------
Fixed assets, at cost                                                  132,657              129,140
 Less: accumulated depreciation                                        (33,650)             (27,773)
                                                             ---------------------------------------
                                                                        99,007              101,367
                                                             ---------------------------------------

Intangibles                                                             22,043               18,582

                                                             ---------------------------------------
  Total assets                                                     $ 1,658,287          $ 1,702,822
                                                             =======================================

Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                                     $ -             $ 45,000
 Securitized borrowings                                                280,000              349,963
 Accounts payable                                                      900,219              864,271
 Other current liabilities                                              58,418               25,472
                                                             ---------------------------------------
                                                                     1,238,637            1,284,706
                                                             ---------------------------------------

Long-term debt                                                          38,444               38,698

                                                             ---------------------------------------
Deferred income taxes                                                    4,728                4,703
                                                             ---------------------------------------

Shareholders' equity:
Common stock, $.01 par value authorized 53,333,333 shares;
 issued 35,899,245 and 35,213,201 shares, respectively                   3,422                3,415
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                             229,964              225,459
Note receivable from officer                                            (3,336)              (3,228)
Retained earnings                                                      163,618              166,550
                                                             ---------------------------------------
                                                                       393,668              392,196
Less:  shares in treasury-at cost
 1,192,865 and 1,212,232 shares, respectively                          (17,190)             (17,481)

                                                             ---------------------------------------
  Total shareholders' equity                                           376,478              374,715
                                                             ---------------------------------------

Commitments and contingencies

                                                             ---------------------------------------
  Total liabilities and shareholders' equity                       $ 1,658,287          $ 1,702,822
                                                             =======================================

              (See accompanying notes to consolidated financial statements)


                              BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's omitted except share data)
                                              (unaudited)

                                                                     Six-month period ended
                                                                            June 30,
                                                             -----------------------------------
                                                                        2000               1999
                                                             -----------------------------------
Cash flow from operating activities:
  Net income (loss)                                                 $ (1,727)          $ 19,517
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                      6,333              4,707
    Unusual item                                                      26,300
    Deferred income taxes                                             (1,200)            (1,200)
    Gain on sale of fixed assets                                        (135)


Change in assets and liabilities, net of acquisition:
  Accounts receivable                                                 93,640            (45,908)
  Finished goods inventory                                             1,430           (150,451)
  Accounts payable                                                    35,354             94,151
  Other current assets and liabilities                                 6,718             (2,637)
                                                             -----------------------------------
    Net cash provided (used) by operating activities                 166,713            (81,821)
                                                             -----------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                           (8,080)           (10,983)
  Proceeds from sale of fixed assets                                   4,961             20,906
  Acquisition of business                                             (2,523)
                                                             -----------------------------------
    Net cash provided (used) by investing activities                  (5,642)             9,923
                                                             -----------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                          3,119              3,607
  Addition (reduction) in long term debt                                (254)              (151)
  Related party note receivable                                         (108)              (108)
  Payment on note payable Priority Healthcare Corporation                                (3,350)
  Proceeds under line of credit agreement                            646,500            596,000
  Payments under line of credit agreement                           (691,500)          (562,500)
  Proceeds of securitized borrowings                                                     13,800
  Payments of securitized borrowings                                 (69,963)
  Purchase of common shares for treasury                                   -             (6,648)
  Dividends                                                           (1,204)              (507)

                                                             -----------------------------------
    Net cash provided (used) by financing activities                (113,410)            40,143
                                                             -----------------------------------

Net increase (decrease) in cash                                       47,661            (31,755)
Cash at beginning of period                                           34,910             42,982
                                                             -----------------------------------
Cash at end of period                                               $ 82,571           $ 11,227
                                                             ===================================

                  (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. All of our financial information includes the results of Bindley Western Industries, Inc. ("BWI") and Central Pharmacy Services, Inc. ("CPSI") for all periods presented giving retroactive effect to the merger on August 31, 1999. We have prepared the consolidated financial statements in this report without audit. We condensed or omitted some information and footnote disclosures, including significant accounting policies, that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. We believe that the financial statements for the three and six-month periods ended June 30, 2000 and 1999 include all necessary adjustments which are of a normal recurring nature, for fair presentation. These financial statements should be read in conjunction with the financial statements and notes included in our latest annual report. Results for any interim period may not be indicative of the results of the entire year.

2. On March 27, 2000, the Company disclosed in its Form 10-K filing that it was a potential defendant in an ongoing grand jury investigation being conducted by the U. S. Attorney's Office in Las Vegas, NV. Then, on April 24, 2000, the Company announced in its first quarter 2000 earnings release that it had entered into an agreement for the purpose of settling the subject matter of the government's investigation, subject to court approval. Full details of the tentative settlement cannot be disclosed prior to court approval.

     Under the tentative settlement, the Company has agreed to a one count plea in which the Company accepts the responsibility for the unlawful acts of two of its former employees based in San Dimas, CA and to pay a lump sum fine not expected to exceed $25 million at the time of court approval. The tentative settlement satisfies all government claims arising from the conduct that was disclosed in the March 27 SEC filing and there are no other claims. Additionally, there is no probation associated with the tentative settlement.

     In conformance with generally accepted accounting principles, the Company recorded in the first quarter the amount of the tentative settlement plus the estimated fees and expenses associated with its internal investigation and recorded an unusual charge of $26.3 million ($25.8 million net of tax) for the March 31, 2000 quarter. As of August 11, 2000, the tentative settlement has neither been approved by the Court nor paid.

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

     At this time, the Company is a defendant in 115 additional cases brought by plaintiffs who "opted out" of the federal class action described above. One hundred eleven of these complaints contain allegations and claims for relief that are substantially similar to those in the federal class action. The four remaining complaints add allegations that the defendants' conduct violated state law. The damages period in these cases begins in October 1993. The Company has denied the allegations in all of these complaints. The wholesalers' motion for summary judgment is pending review by the court and no trial dates have yet been scheduled.

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

5. Giving effect to the CPSI merger, we have two reportable segments. These segments are BWI and Nuclear Pharmacy. These segments conduct substantially all of their business within the United States. The BWI segment specializes in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Nuclear Pharmacy segment prepares and delivers unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Our segments have separate management teams and infrastructures to meet the specific needs of our customers and our marketing strategies.

     Segment information for the three and six-month periods ended June 30, 1999 and 2000 was as follows:

                                                          Nuclear
      (in thousands)                             BWI     Pharmacy         Total
                                        ------------- ------------ -------------
     Six-months ended June  30, 1999
       Revenues                          $ 4,020,173    $  20,833   $ 4,041,006
       Segment operating earnings             40,325        2,716        43,041
       Interest Expense                                                (10,645)
                                                                   -------------
       Earnings before income taxes                                      32,396
                                                                   =============

     Three-months ended June 30, 1999
       Revenues                          $ 2,045,216    $  10,625   $ 2,055,841
       Segment operating earnings             19,974        1,415        21,389
       Interest Expense                                                 (5,095)
                                                                   -------------
       Earnings before income taxes                                      16,294
                                                                   =============

     Six-months ended June  30, 2000
       Revenues                          $ 4,891,084    $  30,437   $ 4,921,521
       Segment operating earnings             51,481        4,419        55,900
       Interest Expense                                                (16,153)
       Unusual item                                                    (26,300)
                                                                   -------------

       Earnings before income taxes                                      13,447
                                                                   =============

     Three-months ended June 30, 2000
       Revenues                           $2,427,269     $ 16,142   $ 2,443,411
       Segment operating earnings             25,251        2,382        27,633
       Interest Expense                                                 (7,851)
                                                                   -------------
       Earnings before income taxes                                      19,782
                                                                   =============

     Operating earnings, as opposed to net earnings, have been determined to be a better indicator of a segment's operating profitability for management purposes.

6.   On April 19, 2000,  CPSI purchased the stock of Premier  Pharmacy  Services
     (PPS), a centralized nuclear pharmacy based in Indianapolis, Indiana, for restricted shares of the Company's stock valued at $1,684,000 and additional cash consideration. The acquisition was accounted for by the purchase method and the financial statements include the results of operations from the effective date of the acquisition.

7. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2000 and 1999:

                                        For the Six Month Period ended   For the Three Month Period ended
                                                   June 30,                          June 30,
     -------------------------------- --------------- ----------------- ---------------- -----------------
    (in thousands,  except share data)          2000              1999             2000              1999

     -------------------------------- --------------- ----------------- ---------------- -----------------
     Basic:
     Net earnings (loss)                  ($  1,727)         $  19,517        $  11,980           $ 9,811
     Weighted shares
      outstanding                         34,284,576        30,315,296       34,460,951        30,484,564
     Shares issued in CPSI   merger                          2,922,055                          2,922,055
     Basic shares
      outstanding                         34,284,576        33,237,351       34,460,951        33,406,619
     Per share  amount                    ($   . 05)         $     .59        $     .35           $   .29

     Diluted:
     Net earnings (loss)                  ($  1,727)         $  19,517        $  11,980           $ 9,705
     Weighted shares
      outstanding                         34,284,576        30,315,296       34,460,951        30,484,564
     Stock options                                           3,247,474        2,293,531         3,374,918
     Shares issued in CPSI   merger                          2,922,055                          2,922,055
     Diluted Shares                       34,284,576        36,484,825       36,754,482        36,781,537
     Per share amount                     ($    .05)          $    .53        $     .33           $   .27



     The diluted average shares outstanding for the six-month period ended June 30, 2000 do not include 2,623,171 potential common shares because they would be anti-dilutive.






Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Overview

         On August 31, 1999, Bindley Western Industries, Inc. ("BWI") completed the merger with Central Pharmacy Services, Inc. ("CPSI") of Atlanta, Georgia for approximately $55 million of BWI Common Stock. CPSI operates specialized pharmacies that prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. The transaction was accounted for as a pooling of interests and the financial statements for the three and six months ended June 30, 1999 have been restated to give effect to the combination. CPSI represents the Nuclear Pharmacy segment of our business. On April 19, 2000, CPSI purchased the stock of Premier Pharmacy Services (PPS), a centralized nuclear pharmacy based in Indianapolis, Indiana, for restricted shares of the Company's stock valued at $1,684,000 and additional cash consideration. The acquisition was accounted for by the purchase method and the financial statements include the results of operations from the effective date of the acquisition.

Results of Operations

         Net sales of $4,922 million for the first six months of 2000 represented a 21.8% increase over the first six months of 1999. Net sales of $2,443 million for the second quarter of 2000 represented a 18.9% increase over the second quarter of 1999. Nuclear Pharmacy sales accounted for less than 1% of sales in all periods presented. Brokerage type sales ("brokerage sales") in 2000 experienced an increase of 5.7% for the first six months when compared to the same period in 1999, while brokerage sales for the second quarter of 2000 experienced a 2.2% increase when compared to the second quarter of 1999. Although brokerage sales generate very little gross margin, they provide increased working capital and support our programs to attract more direct store delivery business from chain warehouse customers. Sales from inventory ("from stock sales") increased 32.3% in the first six months of 2000 when compared to the first six months of 1999 and 30.3% for the second quarter of 2000 when compared to the second quarter of 1999. From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 33.8% for the first six months of 2000 when compared to the first six months of 1999 and 32.0% for the second quarter of 2000 when compared to the second quarter of 1999. As a percentage of total sales, direct store delivery sales increased from 58.8% for the first six months of 1999 to 64.6% for the first six months of 2000. In both the first six months of 2000 and 1999, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

         Gross margin of $133.0 million for the first six months of 2000 represented an increase of 26.1% over the first six months of 1999. Gross margin of $67.2 million in the second quarter of 2000 represented a 25.1% increase over the second quarter of 1999. In all periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margin as a percentage of net sales increased to 2.70% for the first six months of 2000 from 2.61% for the first six months of 1999. For the second quarter, gross margin as a percentage of net sales increased to 2.75% in 2000 from 2.61% in 1999. This increase in gross margin was the result of the change in mix away from the lower margin brokerage sales to the higher margin from stock sales and also the increased sales of the higher margin Nuclear Pharmacy segment.

         Other income is attributable primarily to finance charges on customers' receivables and gains on the sale of fixed assets.

         Selling, general and administrative ("SGA") expenses for the first six months of 2000 increased 22.5% from $58.6 million in 1999 to $71.8 million in 2000. For the second quarter, SGA increased 21.6% from $30.2 million in 1999 to $36.7 million in 2000. These increases are the result of expenses associated with the new distribution centers opened in 1999 in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado, normal inflationary increases and increased variable costs to support our growing direct store delivery programs. These variable costs include, among others, delivery expenses, warehouse expense and labor costs. SGA expenses will continue to increase as direct store delivery sales increase. However, total SGA expenses as a percent of from stock sales for the first six months decreased from 2.40% in 1999 to 2.22% in 2000. We remain focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers.

         Depreciation and amortization expense increased as a result of the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization expense increased from $4.7 million in the first six months of 1999 to $6.3 million in the first six months 2000. For the second quarter, depreciation and amortization expense increased from $2.6 million in 1999 to $3.3 million in 2000.

         Interest expense for the six-month period increased from $10.6 million in 1999 to $16.2 million in 2000. For the second quarter, interest expense increased from $5.1 million in 1999 to $7.9 million in 2000. The average short-term borrowings outstanding for the six-month period in 1999 were $324 million at an average short-term interest rate of 5.0%, as compared to $436 million at an average short-term interest rate of 6.3% in 2000. For the second quarter of 1999, the average short-term borrowings outstanding were $312 million in 1999 at an average short-term interest rate of 4.8%, as compared to $423 million at an average short-term interest rate of 6.5% in 2000. During the first six months of 2000, CPSI has incurred $73,035 of interest on their line of credit at an average interest rate of 8.6%

         The unusual item represents the amount of the tentative settlement with the government of $25 million plus the estimated fees and expenses associated with its internal investigation of $1.3 million.

         The provision for income taxes represented approximately 39.8% of earnings before taxes for both the first six months and the second quarter of 1999. In 2000, the provision for income taxes represents 39.5% of earnings before taxes and the effect of the nondeductible element of the unusual item for both the first six months and the second quarter.

Liquidity-Capital Resources

         For the six-month period ended June 30, 2000, our operations provided $167 million in cash. The source of funds resulted primarily from a decrease in accounts receivables, an increase in accounts payable and the unpaid tentative settlement with the U.S. Government. The decrease in accounts receivable is attributed to timing of brokerage sales while the increase in accounts payable is attributed to the timing of payments of invoices related to inventory purchases. We continue to closely monitor working capital in relation to economic and competitive conditions. However, our emphasis on direct store delivery business will continue to require both net working capital and cash. To help finance the growth of CPSI, we are currently considering a partial initial public offering of up to 20% of the common shares of CPSI.

         On March 27, 2000, the Company disclosed in its Form 10-K filing that it was a potential defendant in an ongoing grand jury investigation being conducted by the U. S. Attorney's Office in Las Vegas, NV. Then, on April 24, 2000, the Company announced in its first quarter 2000 earnings release that it had entered into an agreement for the purpose of settling the subject matter of the government's investigation, subject to court approval. Full details of the tentative settlement cannot be disclosed prior to court approval.

         Under the tentative settlement, the Company has agreed to a one count plea in which the Company accepts the responsibility for the unlawful acts of two of its former employees based in San Dimas, CA and to pay a lump sum fine not expected to exceed $25 million at the time of court approval. The tentative settlement satisfies all government claims arising from the conduct that was disclosed in the March 27 SEC filing and there are no other claims. Additionally, there is no probation associated with the settlement.

         In conformance with generally accepted accounting principles, the Company recorded the amount of the tentative settlement plus the estimated fees and expenses associated with its internal investigation and recorded an unusual charge of $26.3 million ($25.8 million net of tax) for the March 31, 2000 quarter.

         Capital expenditures were $8.1 million during the first six months of 2000. These were predominantly for distribution centers, the expansion and automation of existing distribution centers and the investment in additional management information systems.

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

         Funding Corp. sells our receivables at specified discount rates to a group of banks. At June 30, 2000, there were $280 million of receivables interests outstanding that have been sold at an annual average discount rate of 6.6%. We account for the receivables facility as a financing transaction in our consolidated financial statements.

         Our bank credit facility allows us to borrow up to $150 million. The net decrease in borrowings under our bank credit agreement was $45 million during the six-month period.

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

Forward-Looking Statements

         We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. Forward-looking statements are subject to known and unknown risks and uncertainties, including:

     o  changes in interest rates;
     o  competitive pressures;
     o  changes in customer mix;
     o  financial  stability of major  customers and key suppliers;
     o  investment procurement opportunities;
     o  asserted and unasserted claims; and
     o changes in governmental regulations or the interpretation and enforcement of these regulations.

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

Item 4.       Submission of matters to a Vote of Security Holders

              a) The annual meeting of the shareholders of Bindley Western Industries, Inc. was held on May 18, 2000.

              b)      The following directors were elected at the meeting:

                                    Votes for     Votes against     Abstentions
                                ------------------------------------------------
       William E. Bindley          30,893,529                 0         101,952
       Robert L. Koch, II          30,892,908                 0         102,573
       James K. Risk, III          30,892,862                 0         102,619
       K. Clay Smith               30,891,897                 0         103,584
       J. Timothy McGinley         30,893,271                 0         102,210
       Michael D. McCormick        30,893,236                 0         102,245
       William F. Bindley, II      30,887,638                 0         107,843
       Thomas J. Salentine         30,892,994                 0         102,487
       Keith W. Burks              30,893,536                 0         101,945
       Seth B. Harris              30,893,443                 0         102,038
       Carolyn Y. Woo              30,890,714                 0         104,767


              c) Other matters voted upon and the results of the voting were as follows:

                      1) The shareholders voted 30,558,551 shares in the affirmative, 226,449 votes in the negative and 210,481 abstentions to appoint Pricewaterhouse-Coopers LLP as auditors of the Corporation.

                      2) The shareholders voted 16,584,645 shares in the affirmative, 11,543,477 votes in the negative, 102,617 abstentions and 2,764,741 broker non-votes to approve the Company's 2000 Stock Option and Incentive Plan.







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


August 14, 2000                         BINDLEY WESTERN INDUSTRIES, INC.



                                        BY  /s/ Thomas J. Salentine
                                                Thomas J. Salentine
                                              Executive Vice President
                                            (Principal Financial Officer)