Form 10-Q
period 2000-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 2000-11-21
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 2000

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from to Commission file number: 001-11519


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


Yes      x                 No _________



The number of shares of Common Stock outstanding as of September 30, 2000 was 35,349,179



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                      (000's omitted except share data)
                                                  (unaudited)

                                                  Nine-month period ended           Three-month period ended
                                                       September 30,                     September 30,
                                           ------------------------------------------------------------------
                                                        2000             1999           2000            1999
                                           ------------------------------------------------------------------
                                                                     (Restated)                     (Restated)
Revenues:
  Net sales from stock                           $ 4,760,588      $ 3,687,906    $ 1,527,680     $ 1,265,333
  Net brokerage sales                              2,466,242        2,470,677        777,630         873,077
                                           ------------------------------------------------------------------
  Total net sales                                  7,226,830        6,158,583      2,305,310       2,138,410
  Other income                                         1,448            1,232            465             333
                                           ------------------------------------------------------------------
                                                   7,228,278        6,159,815      2,305,775       2,138,743
                                           ------------------------------------------------------------------
Cost and expenses:
  Cost of products sold                            7,025,961        6,010,639      2,237,462       2,086,405
  Selling, general and administrative                109,030           80,520         37,258          28,432
  Depreciation and amortization                       11,792            7,191          4,071           2,767
  Interest                                            23,359           16,429          7,206           5,819
  Unusual item                                        21,300                          (5,000)
                                           ------------------------------------------------------------------
                                                   7,191,442        6,114,779      2,280,997       2,123,423
                                           ------------------------------------------------------------------

Earnings before income taxes                          36,836           45,036         24,778          15,320
                                           ------------------------------------------------------------------

Provision for income taxes                            23,260           18,231          8,086           6,419

                                           ------------------------------------------------------------------
Net earnings                                        $ 13,576         $ 26,805       $ 16,692         $ 8,901
                                           ==================================================================



Earnings per share:
  Basic                                               $ 0.39           $ 0.87         $ 0.48          $ 0.28
  Diluted                                             $ 0.36           $ 0.79         $ 0.44          $ 0.25

Average shares outstanding:
  Basic                                           34,529,602       30,780,576     35,014,326      31,695,962
  Diluted                                         37,263,026       33,878,986     37,968,255      35,078,840

                   (See accompanying notes to consolidated financial statements)




                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)
                                   (unaudited)



                                                               September 30,         December 31,
                                                              ------------------------------------
                                                                        2000                 1999
                                                              ------------------------------------
                                                                                        (Restated)


Current assets:
  Cash                                                              $ 82,170             $ 34,910
 Accounts receivable, less allowance for doubtful
  accounts of $9,547 for 2000 and 1999                               619,706              721,830
 Finished goods inventory                                          1,077,149              803,021
 Deferred income taxes                                                14,968               13,168
 Other current assets                                                 11,740                9,926
                                                              -----------------------------------------
                                                                   1,805,733            1,582,855
                                                              -----------------------------------------
Other assets                                                              13                   18
                                                              -----------------------------------------
Fixed assets, at cost                                                133,533              127,655
 Less: accumulated depreciation                                      (33,625)             (26,287)
                                                              -----------------------------------------
                                                                      99,908              101,368
                                                              -----------------------------------------
Intangibles including goodwill                                        71,480               70,371
                                                              -----------------------------------------
  Total assets                                                   $ 1,977,134          $ 1,754,612
                                                              ==========================================



Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                              $ 80,000             $ 45,000
 Securitized borrowings                                              320,000              349,963
 Accounts payable                                                  1,049,993              864,271
 Other current liabilities                                            39,749               25,957
                                                              -------------------------------------------
                                                                   1,489,742            1,285,191
                                                              -------------------------------------------
Long-term debt                                                        38,310               38,698
                                                              -------------------------------------------
Deferred income taxes                                                  4,728                4,703
                                                              -------------------------------------------

Shareholders' equity:
Common stock, $.01 par value authorized 53,333,333 shares;
 issued 36,579,807 and 35,213,201 shares, respectively                 3,429                3,415
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                           287,247              278,344
Note receivable from officer                                          (3,390)              (3,228)
Retained earnings                                                    176,635              164,970
                                                              -------------------------------------------
                                                                     463,921              443,501
Less:  shares in treasury-at cost

 1,230,628 and 1,212,232 shares, respectively                        (19,567)             (17,481)
                                                              --------------------------------------------
  Total shareholders' equity                                         444,354              426,020
                                                              --------------------------------------------
Commitments and contingencies
                                                              --------------------------------------------
  Total liabilities and shareholders' equity                     $ 1,977,134          $ 1,754,612
                                                              ============================================


                (See accompanying notes to consolidated financial statements)



                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)

                                                                Nine-month period ended
                                                                     September 30,
                                                           ----------------------------------------
                                                                    2000                      1999
                                                           ----------------------------------------
                                                                                         (Restated)
Cash flow from operating activities:
  Net income                                                    $ 13,576                  $ 26,805
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                 11,792                     7,191
    Deferred income taxes                                         (1,800)                   (2,551)
    Gain on sale of fixed assets                                     (58)


Change in assets and liabilities, net of acquisition:
  Accounts receivable                                            102,856                  (197,860)
  Finished goods inventory                                      (274,075)                  (40,805)
  Accounts payable                                               185,128                    37,445
  Other current assets and liabilities                            11,845                     4,629
                                                           ----------------------------------------
    Net cash provided (used) by operating activities              49,264                  (165,146)
                                                           ----------------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                      (13,731)                  (15,338)
  Proceeds from sale of fixed assets                               6,527                    20,906
  Acquisition of business                                         (2,523)
                                                           ----------------------------------------
    Net cash provided (used) by investing activities              (9,727)                    5,568
                                                           ----------------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                      7,232                     4,876
  Reduction in long term debt                                       (387)                     (244)
  Related party note receivable                                     (162)                     (162)
  Payment on note payable Priority Healthcare Corporation                                   (3,350)
  Proceeds under line of credit agreement                      1,073,000                 1,091,500
  Payments under line of credit agreement                     (1,038,000)                 (958,500)
  Proceeds of securitized borrowings                              40,000                    13,800
  Payments of securitized borrowings                             (69,963)
  Purchase of common shares for treasury                          (2,086)                   (6,800)
  Dividends                                                       (1,911)                   (1,472)

                                                           ----------------------------------------
    Net cash provided (used) by financing activities               7,723                   139,648
                                                           ----------------------------------------

Net increase (decrease) in cash                                   47,260                   (19,930)
Cash at beginning of period                                       34,910                    42,982
                                                           ----------------------------------------
Cash at end of period                                           $ 82,170                  $ 23,052
                                                           ========================================

                  (See accompanying notes to consolidated financial statements)




                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. We have prepared the consolidated financial statements in this report without audit. We condensed or omitted some information and footnote disclosures, including significant accounting policies, that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. We believe that the financial statements for the three and nine-month periods ended September 30, 2000 and 1999 include all necessary adjustments which are of a normal recurring nature, for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. Effective August 31, 1999 the Company acquired all of the common stock of Central Pharmacy Services, Inc. ("Central Pharmacy"). Central Pharmacy operates specialized pharmacies that prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Each share of Central Pharmacy was exchanged for 26.38 shares of BWI common stock. BWI exchanged an aggregate of approximately 2.9 million shares of its common stock valued at $17.03 per share for all of the common stock of Central Pharmacy. In addition, outstanding Central Pharmacy employee stock options were converted at the same exchange factor into options to purchase approximately 300,000 shares of BWI common stock.

     The merger with Central Pharmacy was originally accounted for as a pooling of interest and was reflected for all periods presented, and the financial statements of BWI have included the combined operations of both BWI and Central Pharmacy. However, during the three-month period ended September 30, 2000, the Company determined that the pooling of interest method was unavailable for the Central Pharmacy acquisition because of a dividend paid to preferred shareholders of Central Pharmacy immediately prior to the acquisition. Accordingly, the Company has restated its financial statements and applied the purchase method of accounting for the Central Pharmacy acquisition. The total purchase price of $55,700,000, including acquisition costs, has been preliminarily allocated based on estimated fair values at the date of acquisition and the results of operations of Central Pharmacy are included from the date of acquisition. The preliminary allocation has resulted in intangible assets and goodwill of approximately $53 million, which are being amortized on a straight-line basis over 10 to 20 years.

     The following table shows certain income statement and balance sheet line items that have been restated:






                                                     Restated     As Previously Reported
                                                      (000's)                    (000's)
                                                --------------------------------------------------
Total net sales:
   Three months ended 9/30/99                      $2,138,410                 $2,145,845
   Nine months ended 9/30/99                        6,158,583                  6,186,850

Net earnings:
   Three months ended 9/30/99                           8,901                      8,528
   Nine months ended 9/30/99                           26,805                     28,045

Basic earnings per share:
   Three months ended 9/30/99                             .28                        .25
   Nine months ended 9/30/99                              .87                        .84

Diluted earnings per share:
   Three months ended 9/30/99                             .25                        .23
   Nine months ended 9/30/99                              .79                        .76

Balance sheet line items at December 31, 1999:
   Intangibles                                         70,371                     18,582
   Additional paid in capital                         278,344                    225,459
   Retained earnings                                  164,970                    166,550


     The following unaudited pro forma information presents the results of operations of BWI as if the acquisition had taken place on January 1, 1999 (in thousands except for per share data):


                                        Nine month           Three month
                                      period ended          period ended
                                September 30, 1999    September 30, 1999
                             ---------------------------------------------------
Revenues                                $6,186,851            $2,145,845
Net Earnings                                27,399                 9,270
Earnings per share:
    Basic                                      .82                   .28
    Diluted                                    .75                   .25
Weighted Average Outstanding
  Common shares:
    Basic                               33,370,816            33,633,394
    Diluted                             36,663,425            37,016,272

     These unaudited pro forma results have been prepared for analysis purposes only and include certain adjustments such as additional amortization expenses as a result of intangible assets and goodwill. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 1999 or of future results of operations.

3. On March 27, 2000, the Company disclosed in its Form 10-K filing that it was a potential defendant in an ongoing grand jury investigation being conducted by the U. S. Attorney's Office in Las Vegas, NV. Then, on April 24, 2000, the Company announced in its first quarter 2000 earnings release that it had entered into an agreement for the purpose of settling the subject matter of the government's investigation, subject to court approval.

     In conformance with generally accepted accounting principles, the Company recorded the amount of the tentative settlement plus the estimated fees and expenses associated with its internal investigation and recorded an unusual charge of $26.3 million ($25.8 million net of tax) for the March 31, 2000 quarter.

     On August 29, 2000, we agreed to accept vicarious liability for the acts of two former vice presidents of Bindley Western Drug Company, a division of the Company. Both former employees have entered into plea agreements with the government regarding their conduct, which occurred between 1995 and 1997. Under the doctrine of vicarious liability, an employer may be held liable for the criminal conduct of its officers even when that conduct is detrimental to the employer and contrary to its internal policies and procedures. The government has agreed that all of the alleged criminal conduct was attributable to these two former employees located in the San Dimas, CA division and that the employees' improper activities occurred without the knowledge of corporate officers in Bindley Western's Indianapolis headquarters. One of these employees was terminated in January 1998 and the other resigned in October 1999.

     The settlement required us to plead guilty to one charge of conspiracy to commit interstate transportation of property obtained by fraud, and to pay a fine of $20 million. The agreement imposes no probation and the government agreed that no further criminal charges will be brought against the Company, including its subsidiaries or affiliates, or any current or former director, officer, or employee arising out of any matters associated with the government's investigation. The agreement specifies that the alleged conduct did not involve harm to public health or safety; that there were no allegations of fraud against the United States or federal or state healthcare systems; and, that the offense occurred despite the Company's effective program to prevent violations of the law. The government also confirmed that the Company committed no violations of the Prescription Drug Marketing Act, a federal law applying to sales and purchases of pharmaceutical products.

     The $20 million fine was paid on August 29, 2000; As a result of this fine being less than the tentative settlement recorded in the first quarter of 2000, a $5 million unusual benefit was recorded in the third quarter of 2000.

4. In a consolidated class action filed in the United States District Court for the Northern District of Illinois in 1993, the Company, other pharmaceutical wholesalers and pharmaceutical manufacturers were named as defendants, In re Brand Name Prescription Drugs Litigation, MDL 997. Plaintiffs alleged that pharmaceutical manufacturers and wholesalers conspired to fix prices of brand-name prescription drugs sold to retail pharmacies at artificially high levels in violation of the federal antitrust laws. The plaintiffs sought injunctive relief, unspecified treble damages, costs, interest and attorneys' fees. The Company denied the complaint allegations.

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

     The Company was also a defendant in approximately 115 additional cases brought by plaintiffs who "opted out" of the federal class action described above. One hundred eleven of these complaints contained allegations and claims for relief that were substantially similar to those in the federal class action. The four remaining complaints added allegations that the defendants' conduct violated state law. The damages period in these cases began in October 1993. The Company also denied the allegations in all of these complaints. On November 6, 2000, the Court held that no reasonable jury could predicate a finding of liability against the wholesalers (including the Company) and, therefore, granted the wholesalers' motion for summary judgment.

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

5. On June 25, 1999, a 4-for-3 stock split of our common stock was paid in the form of a stock dividend to shareholders of record at the close of business on June 11, 1999. We restated all historical weighted average shares and per share amounts in this report to reflect these stock splits. Share amounts in the Consolidated Balance Sheets reflect the actual share amounts outstanding for each period presented.

6. Giving effect to the CPSI merger, we have two reportable segments. These segments are BWI and Nuclear Pharmacy. These segments conduct substantially all of their business within the United States. The BWI segment specializes in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Nuclear Pharmacy segment prepares and delivers unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Our segments have separate management teams and infrastructures to meet the specific needs of our customers and our marketing strategies.

     Segment information for the three and nine-month periods ended September 30, 1999 and 2000 on a restated basis was as follows:


      (in thousands)                                        BWI   Nuclear Pharmacy        Total
                                               ----------------- ----------------- -------------
     Nine-months ended September 30, 1999
       Revenues                                     $ 6,154,669          $  3,914   $ 6,158,583
       Segment operating earnings                        61,087               378        61,465
       Interest expense                                                                (16,429)
                                                                                   -------------
       Earnings before income taxes                                                      45,036
                                                                                   =============

     Three-months ended September 30,1999
       Revenues                                     $ 2,134,496          $  3,914   $ 2,138,410
       Segment operating earnings                        20,761               378        21,139
       Interest expense                                                                 (5,819)
                                                                                   -------------
       Earnings before income taxes                                                      15,320
                                                                                   =============

     Nine-months ended September 30, 2000
       Revenues                                     $ 7,179,312         $  47,518   $ 7,226,830
       Segment operating earnings                        76,612             4,883        81,495
       Interest expense                                                                (23,359)
       Unusual item                                                                    (21,300)
                                                                                   -------------
                                                                                   -------------
       Earnings before income taxes                                                      36,836
                                                                                   =============

     Three-months ended September 30, 2000
       Revenues                                      $2,288,228          $ 17,081   $ 2,305,309
       Segment operating earnings                        25,132             1,852        26,984
       Interest expense                                                                 (7,206)
       Unusual item                                                                       5,000
                                                                                   -------------
       Earnings before income taxes                                                      24,778
                                                                                   =============

     Operating earnings, as opposed to net earnings, have been determined to be a better indicator of a segment's operating profitability for management purposes. Total assets of the BWI segment have increased by 12.9% from December 31, 1999 to September 30, 2000.

7.   On April 19, 2000,  CPSI purchased the stock of Premier  Pharmacy  Services
     (PPS), a centralized nuclear pharmacy based in Indianapolis, Indiana, for restricted shares of the Company's stock valued at $1,684,000 and additional cash consideration. The acquisition was accounted for by the purchase method and the financial statements include the results of operations from the effective date of the acquisition.

8. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2000 and 1999 on a restated basis:

                                       For the Nine-Month Period ended   For the Three Month Period ended
                                                September 30,                      September 30,
     -------------------------------- --------------- ----------------- ---------------- -----------------
     (in thousands,  except share data)         2000              1999             2000              1999
     -------------------------------- --------------- ----------------- ---------------- -----------------
     Basic:
     Net earnings                           $ 13,576         $  26,805        $  16,692           $ 8,901
     Basic shares
      outstanding                         34,529,602        30,780,576       35,014,326        31,695,962
     Per share  amount                       $   .39          $    .87         $    .48            $  .28

     Diluted:
     Net earnings                           $ 13,576         $  26,805        $  16,692           $ 8,901
     Weighted shares
      outstanding                         34,529,602        30,780,576       35,014,326        31,695,962
     Stock options                         2,733,424         3,098,410        2,953,929         3,382,878
     Diluted shares                       37,263,026        33,878,986       37,968,255        35,078,840
     Per share amount                        $   .36          $    .79         $    .44            $  .25


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Overview

         Effective August 31, 1999 the Company acquired all of the common stock of Central Pharmacy Services, Inc. ("Central Pharmacy"). Central Pharmacy operates specialized pharmacies that prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Each share of Central Pharmacy was exchanged for 26.38 shares of BWI common stock. BWI exchanged an aggregate of approximately 2.9 million shares of its common stock valued at $17.03 per share for all of the common stock of Central Pharmacy. In addition, outstanding Central Pharmacy employee stock options were converted at the same exchange factor into options to purchase approximately 300,000 shares of BWI common stock.

         The merger with Central Pharmacy was originally accounted for as a pooling of interest and was reflected for all periods presented, and the financial statements of BWI have included the combined operations of both BWI and Central Pharmacy. However, during the three-month period ended September 30, 2000, the Company determined that the pooling of interest method was unavailable for the Central Pharmacy acquisition because of a dividend paid to preferred shareholders of Central Pharmacy immediately prior to the acquisition. Accordingly, the Company has restated its financial statements and applied the purchase method of accounting for the Central Pharmacy acquisition. The total purchase price of $55,700,000, including acquisition costs, has been preliminarily allocated based on estimated fair values at the date of acquisition and the results of operations of Central Pharmacy are included from the date of acquisition. The preliminary allocation has resulted in intangible assets and goodwill of approximately $53 million, which are being amortized on a straight-line basis over 10 to 20 years.


The following table shows certain income statement and balance sheet line items that have been restated:


                                                     Restated     As Previously Reported
                                                      (000's)                    (000's)
                                                --------------------------------------------------
Total net sales:
   Three months ended 9/30/99                      $2,138,410                 $2,145,845
   Nine months ended 9/30/99                        6,158,583                  6,186,850

Net earnings:
   Three months ended 9/30/99                           8,901                      8,528
   Nine months ended 9/30/99                           26,805                     28,045

Basic earnings per share:
   Three months ended 9/30/99                             .28                        .25
   Nine months ended 9/30/99                              .87                        .84

Diluted earnings per share:
   Three months ended 9/30/99                             .25                        .23
   Nine months ended 9/30/99                              .79                        .76

Balance sheet line items at December 31, 1999:
   Intangibles                                         70,371                     18,582
   Additional paid in capital                         278,344                    225,459
   Retained earnings                                  164,970                    166,550


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

Results of Operations

         Net sales of $7,227 million for the first nine months of 2000 represented a 17.4% increase over the first nine months of 1999. Net sales of $2,305 million for the third quarter of 2000 represented a 7.8% increase over the third quarter of 1999. Nuclear Pharmacy sales were only included from the date of acquisition for both the first nine months and the third quarter of 1999. In 2000, Nuclear Pharmacy sales accounted for less than 1% of sales in all periods presented. In the third quarter of 2000, we entered into a new supplier agreement with Eckerd Corporation. Under this agreement, we will no longer service the lower margin Eckerd warehouse brokerage type sales ("brokerage sales"). However, we have been awarded approximately 530 new direct store delivery Eckerd stores. Brokerage sales remained relatively flat for the first nine months of 2000 when compared to the same period in 1999, while brokerage sales for the third quarter of 2000 experienced a 10.9% decrease when compared to the third quarter of 1999. The decrease in the third quarter resulted from the new agreement with Eckerd Corporation. Sales from inventory ("from stock sales") increased 29.1% in the first nine months of 2000 when compared to the first nine months of 1999 and 20.7% for the third quarter of 2000 when compared to the third quarter of 1999. From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 29.8% for the first nine months of 2000 when compared to the first nine months of 1999 and 22.2% for the third quarter of 2000 when compared to the third quarter of 1999. As a percentage of total sales, direct store delivery sales increased from 58.4% for the first nine months of 1999 to 64.9% for the first nine months of 2000. In both the first nine months of 2000 and 1999, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

         Gross margin of $200.9 million for the first nine months of 2000 represented an increase of 35.8% over the first nine months of 1999. Gross margin of $67.8 million in the third quarter of 2000 represented a 30.5% increase over the third quarter of 1999. Nuclear Pharmacy gross margins were only included from the date of acquisition for both the first nine months and the third quarter of 1999. In all periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margin as a percentage of net sales increased to 2.78% for the first nine months of 2000 from 2.40% for the first nine months of 1999. For the third quarter, gross margin as a percentage of net sales increased to 2.94% in 2000 from 2.43% in 1999. This increase in gross margin was primarily the result of the inclusion of the higher margin Nuclear Pharmacy sales for all periods in 2000, the change in mix away from the lower margin brokerage sales to the higher margin from stock sales and the increased generic sales of our BWI segment.

         Other income is attributable primarily to finance charges on customers' receivables and gains on the sale of fixed assets.

         Selling, general and administrative ("SGA") expenses for the first nine months of 2000 increased 35.4% from $80.5 million in 1999 to $109.0 million in 2000. For the third quarter, SGA increased 31.0% from $28.4 million in 1999 to $37.3 million in 2000. A significant factor contributing to these increases is that Nuclear Pharmacy SGA was only included from the date of acquisition for both the first nine months and the third quarter of 1999. The remainder of the increases is attributed to expenses related to new distribution centers opened in 1999 in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado, normal inflationary increases and increased variable costs to support our growing direct store delivery programs. These variable costs include, among others, delivery expenses, warehouse expense and labor costs. SGA expenses will continue to increase as direct store delivery sales increase. However, total SGA expenses as a percent of from stock sales for the first nine months increased slightly from 2.18% in 1999 to 2.29% in 2000. We remain focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers.

         Depreciation and amortization expense increased as a result of the goodwill and intangibles associated with the acquisition of CPSI, the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization expense increased from $7.2 million in the first nine months of 1999 to $11.8 million in the first nine months 2000. For the third quarter, depreciation and amortization expense increased from $2.8 million in 1999 to $4.1 million in 2000.

         Interest expense for the nine-month period increased from $16.5 million in 1999 to $23.4 million in 2000. For the third quarter, interest expense increased from $5.8 million in 1999 to $7.2 million in 2000. The average short-term borrowings outstanding for the nine-month period in 1999 were $320 million at an average short-term interest rate of 5.1%, as compared to $403 million at an average short-term interest rate of 6.5% in 2000. For the third quarter of 1999, the average short-term borrowings outstanding were $315 million in 1999 at an average short-term interest rate of 5.4%, as compared to $336 million at an average short-term interest rate of 6.9% in 2000. During the first nine months of 2000, CPSI has incurred $73,035 of interest on their line of credit at an average interest rate of 8.6%

         The unusual item in 2000 represents the amount of the tentative settlement with the government of $25 million plus the estimated fees and expenses associated with its internal investigation of $1.3 million recorded in the first quarter of 2000. This charge is offset by the $5 million benefit resulting from the actual settlement being $20 million. This benefit was recorded in the third quarter of 2000.

         The provision for income taxes represented approximately 40.5% of earnings before taxes for the first nine months of 1999 and 41.9% for the third quarter of 1999. In 2000, the provision for income taxes represents 40.0% of earnings before taxes and the effect of the nondeductible element of the unusual item for the first nine months and 40.9% for the third quarter.

Liquidity-Capital Resources

         For the nine-month period ended September 30, 2000, our operations provided $49 million in cash. The source of funds resulted primarily from a decrease in accounts receivables and an increase in accounts payable. The decrease in accounts receivable is attributed to the timing of the reduction in brokerage type sales to Eckerd and the startup of the additional direct store delivery sales to Eckerd. The increase in accounts payable is attributed to the timing of payments of invoices related to inventory purchases. These sources of funds were somewhat offset by an increase in inventory resulting from increased purchases associated with the startup of new direct store delivery customers and buildups necessitated to assure adequate supply at year end. We continue to closely monitor working capital in relation to economic and competitive conditions. However, our emphasis on direct store delivery business will continue to require both net working capital and cash.

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

         On August 29, 2000, we agreed to accept vicarious liability for the acts of two former vice presidents of Bindley Western Drug Company, a division of the Company. Both former employees have entered into plea agreements with the government regarding their conduct, which occurred between 1995 and 1997. Under the doctrine of vicarious liability, an employer may be held liable for the criminal conduct of its officers even when that conduct is detrimental to the employer and contrary to its internal policies and procedures. The government has agreed that all of the alleged criminal conduct was attributable to these two former employees located in the San Dimas, CA division and that the employees' improper activities occurred without the knowledge of corporate officers in Bindley Western's Indianapolis headquarters. One of these employees was terminated in January 1998 and the other resigned in October 1999.

         The settlement required us to plead guilty to one charge of conspiracy to commit interstate transportation of property obtained by fraud, and to pay a fine of $20 million. The agreement imposes no probation and the government agreed that no further criminal charges will be brought against the Company, including its subsidiaries or affiliates, or any current or former director, officer, or employee arising out of any matters associated with the government's investigation. The agreement specifies that the alleged conduct did not involve harm to public health or safety; that there were no allegations of fraud against the United States or federal or state healthcare systems; and, that the offense occurred despite the Company's effective program to prevent violations of the law. The government also confirmed that the Company committed no violations of the Prescription Drug Marketing Act, a federal law applying to sales and purchases of pharmaceutical products.

         The $20 million fine was paid on August 29, 2000; As a result of this fine being less than the tentative settlement recorded in the first quarter of 2000, a $5 million unusual benefit was recorded in the third quarter of 2000.

         Capital expenditures were $13.7 million during the first nine months of 2000. These were predominantly for distribution centers, the expansion and automation of existing distribution centers and the investment in additional management information systems.

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

         Funding Corp. sells our receivables at specified discount rates to a group of banks. At September 30, 2000, there were $320 million of receivables interests outstanding that have been sold at an annual average discount rate of 6.6%. We account for the receivables facility as a financing transaction in our consolidated financial statements.

         Our bank credit facility allows us to borrow up to $150 million. The net increase in borrowings under our bank credit agreement was $35 million during the nine-month period. On October 31, 2000, we entered into a multi-advance non-revolving credit facility for an additional $100 million with Bank One. This additional facility will be available for our use until February 1, 2001.

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

                           PART II - OTHER INFORMATION


Item 1.                    Legal Proceedings

          The information set forth in Notes 3 and 4 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.

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


November 20, 2000                        BINDLEY WESTERN INDUSTRIES, INC.


                                         BY  /s/ Thomas J. Salentine
                                                 Thomas J. Salentine
                                               Executive Vice President
                                            (Principal Financial Officer)