Form 10-K/A
period 1999-12-31
BINDLEY WESTERN INDUSTRIES INC
filed 2000-12-21
CIK 722808

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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____ ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

                                  $425,537,218

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

        Number of shares of Common Stock outstanding as of March 17, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this annual report on Form 10-K:

IDENTITY OF DOCUMENT                           PARTS OF FORM 10-K INTO WHICH
                                                  DOCUMENT IS INCORPORATED

                                                          PART III
Proxy Statement to be filed for the
2000Annual Meeting of Common
Shareholders of Registrant

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

         These segments have different management teams and infrastructures to facilitate their specific customer needs and marketing strategies. These segments are discussed separately in this report. See also Note 4 to the Consolidated Financial Statements.

Suppliers

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

         We have, from time to time, entered into written understandings with some chain warehouse customers setting forth various terms and conditions of sale. Generally, we have few long-term contracts with our major customers and the relationship is terminable at will by either party. The loss of any one of our major chain warehouse customers could have a material adverse effect on our operations. During the second quarter of 1998, Rite Aid informed us that it had signed a supply agreement with another wholesaler that became effective in May 1998. In 1997, Rite Aid accounted for 18% of our net sales. Sales to Rite Aid were predominantly to their warehouses. The loss of this customer has not had a material adverse impact on our operations. See also, Note 15 -- Major Customers in our financial statements.

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

         Presented below is a brief discussion of acquisitions by Bindley Western since 1992. All of the acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired companies have been included in our financial statements from the effective date of acquisition. The purchase price has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis over periods not exceeding 40 years. See, also, Note 16 - Statement of Cash Flows in our financial statements.

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

         Priority Healthcare Services Corporation. On February 7, 1996, we acquired all of the assets of the infusion services division of Infectious Disease of Indiana, P.S.C. Through February 7, 1997, this business was operated as National Infusion Services, Inc., a physician managed provider of infusion services programs to patients in a variety of settings, including the home, extended care facilities and its outpatient center in Indianapolis, Indiana. On that date, the corporate name was changed to Priority Healthcare Services Corporation. We expended approximately $9.0 million and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. See Note 7 - Intangibles and Note 10 - Long Term Debt in our consolidated financial statements.

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

         Central Pharmacy. Effective August 31, 1999, we completed the merger with Central Pharmacy Services, Inc ("Central Pharmacy") by exchanging 2.9 million shares of our common stock for all of the common stock of Central Pharmacy. Each share of Central Pharmacy was exchanged for 26.38 shares of our common stock. In addition, outstanding Central Pharmacy employee stock options were converted at the same exchange factor into options to purchase approximately 300,000 shares of our common stock.

         The merger with Central Pharmacy was originally accounted for as a pooling of interests and was reflected for all periods presented, and the financial statements of BWI have included the combined operations of both BWI and Central Pharmacy. However, the Company subsequently determined that the pooling of interests method was unavailable for the Central Pharmacy acquisition because of a dividend paid to preferred shareholders of Central Pharmacy immediately prior to the acquisition. Accordingly, the Company has restated its financial statements and applied the purchase method of accounting for the Central Pharmacy acquisition. The total purchase price of $56,700,000, including acquisition costs, has been allocated based on estimated fair values at the date of acquisition including net tangible assets of $4,000,000; identified intangible assets of workforce in place of $1,400,000 amortized on a straight line basis over 12 years, customer relationships of $28,000,000 amortized on a straight line basis over 40 years and goodwill of $34,800,000 amortized on a straight line basis over 20 years; offset by $11,500,000 in deferred tax liabilities. The results of operations of Central Pharmacy are included from the date of acquisition.

Employees

BWI

         At February 29, 2000, we had approximately 1,435 employees, of whom approximately 4% were covered by a single collective bargaining agreement. We believe that our relationship with our employees is good.

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

Item 6.                       Selected Financial Data





             Five Year Financial Review and Selected Financial Data
                        Bindley Western Industries, Inc.

(in thousands, except share data)
-------------------------------------------------------------------------------------------------------------------------------
                                                       1999           1998 (1)        1997           1996            1995
-------------------------------------------------------------------------------------------------------------------------------
                                                      (Restated)      (Restated)      (Restated)     (Restated)      (Restated)

Net sales from stock                                $ 5,010,913     $ 4,123,930     $ 2,760,235    $ 2,127,307     $ 1,928,738
Net brokerage sales                                   3,468,425       3,497,422       4,549,687      3,190,219       2,741,415
Other income                                              1,937           1,702           1,882          1,407           2,322
Cost of products sold                                 8,272,576       7,429,793       7,167,274      5,197,008       4,565,750
Selling, general and administrative                     112,619         107,852          81,078         70,531          62,555
Other expenses                                           34,417          45,711          23,688         20,523          16,406

Earnings before income taxes                             61,663          39,698          39,764         30,871          27,764
Provision for income taxes                               24,946          18,694          15,806         12,865          11,383
Minority interest in net income
   of consolidated subsidiary                               -             1,865             212              -               -
Net earnings                                             36,717          19,139          23,746         18,006          16,381

Earnings per share: (2)(3)
  Basic                                             $      1.16     $      0.67     $      1.04    $      0.89     $      0.84
  Diluted                                           $      1.07     $      0.63     $      0.89    $      0.76     $      0.72


Cash dividends declared per Common share                $ 0.065          $ 0.08          $ 0.08         $ 0.08          $ 0.08

Other financial data:
Current assets                                     $  1,582,854     $ 1,175,806     $ 1,185,025    $   850,965     $   777,366
Total assets                                          1,766,216       1,286,575       1,287,779        941,206         848,708
Current liabilities                                   1,285,191         949,404         897,916        616,322         573,369
Long-term debt                                           38,698             628          32,142         99,766          69,473
Total liabilities                                     1,340,017         953,234         934,401        719,119         647,948
Minority interest                                           -               -            11,010              -               -
Shareholders equity                                     426,199         333,341          42,368        222,087         200,760
Book value per share (2)(3)                               12.53           14.66           21.73          19.27           17.90

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

We have made the following acquisitions and dispositions which affect the comparison of the results of operations on a year to year basis. All acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired entities are included in the Company's financial statements from the respective dates of acquisition.

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

Central Pharmacy Services, Inc. - Effective August 31, 1999 the Company acquired all of the common stock of Central Pharmacy Services, Inc. ("Central Pharmacy"). Central Pharmacy operates specialized pharmacies that prepare and deliver unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Each share of Central Pharmacy was exchanged for 26.38 shares of BWI common stock. BWI exchanged an aggregate of approximately 2.9 million shares of its common stock valued at $17.03 per share for all of the common stock of Central Pharmacy. In addition, outstanding Central Pharmacy employee stock options were converted at the same exchange factor into options to purchase approximately 300,000 shares of BWI common stock.

         The merger with Central Pharmacy was originally accounted for as a pooling of interests and was reflected for all periods presented, and the financial statements of BWI have included the combined operations of both BWI and Central Pharmacy. However, the Company subsequently determined that the pooling of interests method was unavailable for the Central Pharmacy acquisition because of a dividend paid to preferred shareholders of Central Pharmacy immediately prior to the acquisition. Accordingly, the Company has restated its financial statements and applied the purchase method of accounting for the Central Pharmacy acquisition. The total purchase price of $56,700,000, including acquisition costs, has been allocated based on estimated fair values at the date of acquisition including net tangible assets of $4,000,000; identified intangible assets of workforce in place of $1,400,000 amortized on a straight line basis over 12 years, customer relationships of $28,000,000 amortized on a straight line basis over 40 years and goodwill of $34,800,000 amortized on a straight line basis over 20 years; offset by $11,500,000 in deferred tax liabilities. The results of operations of Central Pharmacy are included from the date of acquisition.

         The following table shows certain income statement and balance sheet line items that have been restated:

                                                Restated        As Previously Reported
                                                 (000's)                       (000's)
                                              --------------------------------------------------
Total net sales:
   1999                                       $8,479,338                    $8,507,605
   1998                                        7,621,352                     7,654,221
   1997                                        7,309,922                     7,334,137

Net earnings:
   1999                                           36,717                        38,296
   1998                                           19,139                        22,236
   1997                                           23,746                        24,506

Basic earnings per share:
   1999                                             1.16                          1.14
   1998                                              .67                           .70
   1997                                             1.04                           .95

Diluted earnings per share:
   1999                                             1.07                          1.05
   1998                                              .63                           .66
   1997                                              .89                           .83

Balance sheet line items at December 31, 1999:
   Intangibles                                    81,976                        18,582
   Deferred tax liability                         16,128                         4,703
   Additional paid in capital                    278,344                       225,459
   Retained earnings                             165,149                       166,550

         The following unaudited pro forma information presents the results of operations of BWI as if the acquisition had taken place on January 1, 1999 and 1998 (in thousands except for per share data):

                                Unaudited                  Unaudited
                                     1999                     1998
                            ----------------------- ------------------------
Revenues                       $8,507,605               $7,654,221
Net Earnings                       37,669                   19,997
Earnings per share:
    Basic                            1.13                      .63
    Diluted                          1.03                      .60
Weighted Average Outstanding
  Common shares:
    Basic                      33,478,470               31,651,034
    Diluted                    36,467,639               33,508,668

         These unaudited pro forma results have been prepared for analysis purposes only and include certain adjustments such as additional amortization expenses related to intangible assets and goodwill. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on either January 1, 1999 or 1998 or of future results of operations.

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

Results of Operations.

Net sales for 1999, 1998 and 1997 were $8,479 million, $7,621 million, and $7,310 million, respectively. This represents an 11% increase for 1999 over 1998 (15% when Priority's sales are excluded from 1998 results) and a 4% increase in 1998 over 1997. In 1999, Central Pharmacy sales accounted for less than 1% of total sales. The 1999 brokerage type sales ("brokerage sales") remained relatively constant when compared to 1998. We experienced increased sales to existing customers that offset the impact of the loss of a single chain warehouse customer during the second quarter of 1998. The loss of this customer resulted in a 23% decrease in 1998 brokerage sales when compared to 1997. Brokerage sales generate very little gross margin, however, they provide for increased working capital and support our programs to attract more direct store delivery business from chain customers. Sales from our inventory ("from stock sales") increased 22% in 1999 (30% when Priority's sales are excluded from 1998 results). From stock sales include sales from our inventory to chain customers and direct store delivery business. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 26% from 1998 to 1999 (35% when Priority's sales are excluded from 1998 results) and 50% from 1997 to 1998. As a percentage of total sales, direct store delivery sales represented 57% in 1999, 51% in 1998 and 35% in 1997. In both periods, the increase related to pricing was approximately equal to the increase in the Consumer Price Index. Net sales for Priority were $276 million in 1998 and $231 million in 1997. This growth was generated internally and reflected primarily the addition of new customers, new product introductions (including the new Rebetron treatment for Hepatitis-C), additional sales to existing customers and, to a lesser extent, the acquisition of Grove Way Pharmacy and inflationary price increases.

Gross margins for 1999, 1998 and 1997 were $207 million, $192 million and $143 million, respectively. These increases in gross margin resulted primarily from internal growth. Gross margins as a percent of net sales increased from 1.95% in 1997 to 2.51% in 1998 and then decreased to 2.44% in 1999. However, after the exclusion of Priority, gross margins as a percent of sales were 1.69% for 1997 and 2.19% in 1998. These increases in gross margins resulted from the change in mix away from the lower margin brokerage sales to the higher margin from stock sales in the BWI segment and also the increased sales of the higher margin Nuclear Pharmacy segment from the date of acquisition. The change in mix in the BWI segment resulted from both the increased direct store delivery business and the loss of the chain warehouse customer. In all years, the pressure on sell side margins continued and the purchasing gains associated with pharmaceutical price inflation remained relatively constant. Gross margins for Priority were $31.1 million for 1998 and $23.2 million for 1997. Gross margins as a percent of sales for Priority for 1998 and 1997 were 11.30% and 10.01%, respectively. The increase in 1998 margins over 1997 margins was primarily attributed to the change in sales mix resulting from significantly higher sales by Priority Healthcare Pharmacy which generated higher gross margins than those of Priority Healthcare Distribution.

Other income in 1999, 1998 and 1997 represented finance charges on certain customers' receivables and gains on the sale of assets. The 1999 and 1998 balances also include approximately $200,000 of interest related to the note from the CEO of the Company.

Selling, general and administrative ("SGA") expenses were $112.6 million, $107.9 million and $81.1 million in 1999, 1998 and 1997, respectively. When Priority is excluded, SGA was $93.9 million for 1998 and $70.5 million for 1997. The increase in SGA in the BWI segment resulted from costs associated with our continued expansion, normal inflationary increases and increased variable costs to support the growing direct store delivery business. In 1999, we incurred startup costs associated with the opening of new distribution centers in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado. In 1998, we incurred startup costs associated with the opening of new distribution centers in Woodland, California and Portland, Oregon. The variable costs related to the direct store delivery business include, among others, delivery expense, warehouse expense, and labor costs. The remainder of the increase is associated with the continued expansion, and the opening of new specialized pharmacies, in our Nuclear Pharmacy segment. Our commitment to growth in both our direct store delivery sales and our Nuclear Pharmacy segment will result in increased SGA in the future. However, management remains focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers. This focus has resulted in a decrease in SGA expense as a percent of from stock sales to 2.25% in 1999 from 2.62% in 1998 (2.46%, excluding Priority) and 2.94% in 1997 (2.77%, excluding Priority). SGA for Priority was $14.0 million in 1998 and $10.6 million in 1997. As a percent of sales, SGA for Priority for 1998 was 5.1% as compared to 4.6% in 1997. This increase was the result of expenses associated with the opening of the Grove City, Ohio facility, which opened in November 1997, training and payroll costs from hiring additional sales personnel at Priority Healthcare Pharmacy and increased overall costs of being a publicly traded company.

Depreciation and amortization was $11.0 million, $8.4 million and $7.4 million in 1999, 1998 and 1997, respectively. When Priority is excluded, depreciation and amortization was $7.2 million in 1998 and $6.2 million in 1997. These increases were the result of the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization for Priority was $1.2 million for both 1998 and 1997.

Interest expense for 1999, 1998 and 1997 was $23.4 million, $18.5 million and $15.9 million, respectively. The inclusion of interest expense for Priority in 1998 and 1997 was not material. The average short-term borrowings outstanding were $338 million, $249 million, and $152 million at an average short-term interest rate of 5.5%, 6.3% and 6.4% for 1999, 1998 and 1997, respectively. We also had in place a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. Interest expense associated with these Notes was approximately $2.2 million in 1999, 1998 and 1997. On December 27,

1999, we repaid this private placement and negotiated a new private placement of $25 million Senior Notes due December 27, 2004 at an interest rate of 7.93%.

In the fourth quarter of 1998, we recorded as an unusual item the one-time, pre-tax charge of approximately $19.0 million, which approximated $14.0 million on an after-tax basis. Of the $19.0 million charge, $11.0 million represented a non-cash charge for the acceleration of the amortization of compensation related to restricted stock grants in connection with the Priority spin-off, $7.0 million represented the non-cash write-off of goodwill that had been carried on the books from an acquisition dating back to early 1996 and $1.0 million represented the settlement of litigation associated with that acquisition. See also, Note 7 - Intangibles, Note 10 - Long-term Debt, Note 13 - Capital Stock and Note 17 - Legal Proceedings, of the Company's financial statements for further discussion.

The provision for income taxes represented 40.5%, 47.1% and 39.8% of earnings before taxes in 1999, 1998 and 1997, respectively. The increase in the 1998 effective rate was attributable to the nondeductible element of restricted stock grants expensed in 1998.

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

Our operations consumed $134.2 million in cash for the year ended December 31, 1999. The use of funds resulted from an increase in accounts receivables and inventories. These uses were offset by an increase in accounts payable. The increase in accounts receivables is a direct result of the overall increase in direct store sales. The increase in inventories resulted from increased purchases associated with the start up of our new distribution centers in Milwaukee, Wisconsin and Kansas City, Missouri, additional volume associated with the inventory and purchasing management systems with certain customers and buildup related to Year 2000. The increase in accounts payable is attributed to the timing of payments of invoices related to inventory purchases. We continue to closely monitor working capital in relation to economic and competitive conditions. However, our emphasis on direct store delivery business will continue to require both net working capital and cash.

Capital expenditures for 1999 were $23.3 million. These were predominantly for distribution centers, the expansion and automation of existing distribution centers and the investment in additional management information systems.

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

In connection with the Receivables Facility, Funding Corp. entered into a Receivables Purchase Agreement, dated as of December 28, 1998, with Falcon Asset Securitization Corporation ("Falcon"), an affiliate of Bank One, NA ("Bank One"), certain other financial institutions (collectively with Falcon, the "Purchasers"), and Bank One, as Agent. Pursuant to the Receivables Purchase Agreement, Funding Corp. may, from time to time, sell interests in the Receivables ("Receivables Interests") to the Agent for the benefit of the Purchasers. Each Receivables Interest has an associated Discount Rate and Tranche Period applicable to it, as selected by Funding Corp. The Discount Rate may, at Funding Corp.'s election, be the Base Rate (the corporate prime or base rate announced from time to time by Bank One) or, with respect to the Receivables Interests purchased by Falcon, the CP Rate (generally, a commercial paper related rate based on Falcon's funding charges) or, with respect to the Receivables Interests purchased by other Purchasers, the LIBO Rate (generally, LIBOR for the applicable Tranche Period, plus 1/25% per annum). The Receivables Facility terminates on December 12, 2001, and is subject to final termination on December 28, 2003, subject to earlier termination in certain events. At December 31, 1999, there were $350 million of Receivables Interests outstanding, which is the maximum amount that could be drawn on this facility, bearing a Discount Rate of 6.1% per annum. We account for the Receivables Facility as a financing transaction in our consolidated financial statements.

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

We believe that our cash on hand, bank line of credit, Receivables Facility and working capital management efforts are sufficient to meet future working capital requirements. However, see Note 17 to our Consolidated Financial Statements for a description of certain contingencies.

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

              3. Exhibits. The list of exhibits filed as part of this report is incorporated herein by reference to the Index to Exhibits beginning at Page [ ].

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

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Bindley Western Industries, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 21 present fairly, in all material respects, the financial position of Bindley Western Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the thee years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the consolidated financial statements, the Company has revised the aforementioned consolidated financial statements to account for the business combination with Central Pharmacy Services, Inc. as a purchase rather than a pooling of interests.



PricewaterhouseCoopers LLP
March 21, 2000, except as to
Note 5, which is as of December 13, 2000 and
Note 3 and Note 20, which are as of December 15, 2000



                          Consolidated Statements of Earnings
                Bindley Western Industries, Inc. and Subsidiaries

For the years ended December 31,                1999             1998            1997
(In thousands, except share data)          (Restated)       (Restated)      (Restated)

Revenues:
  Net sales from stock                     $5,010,913      $4,123,930      $2,760,235
  Net brokerage sales                       3,468,425       3,497,422       4,549,687
                                       -------------------------------------------------------------

  Total net sales                           8,479,338       7,621,352       7,309,922
  Other income                                  1,937           1,702           1,882
                                       -------------------------------------------------------------
                                            8,481,275       7,623,054       7,311,804

Cost and expenses:
  Cost of products sold                     8,272,576       7,429,793       7,167,274
  Selling, general and administrative         112,619         107,852          81,078
  Depreciation and amortization                11,016           8,413           7,431
  Interest                                     23,401          18,465          15,907
  Unusual items                                                18,833             350
                                       -------------------------------------------------------------

                                            8,419,612       7,583,356       7,272,040

Earnings before income taxes
  and minority interest                        61,663          39,698          39,764
                                       -------------------------------------------------------------


Provision for income taxes:
  Current                                      25,053           22,180         19,640
  Deferred                                      (107)           (3,486)        (3,834)
                                       -------------------------------------------------------------

                                               24,946          18,694          15,806

Minority interest in net income of
  consolidated subsidiary                                       1,865             212
                                       -------------------------------------------------------------

Net earnings                                 $ 36,717        $ 19,139        $ 23,746
                                       =============================================================


Earnings per share:
  Basic                                        $ 1.16          $ 0.67          $ 1.04
  Diluted                                      $ 1.07          $ 0.63          $ 0.89

Average shares outstanding:
  Basic                                    31,541,107      28,728,979      22,912,237
  Diluted                                  34,384,628      30,296,160      28,677,528

          (See accompanying notes to consolidated financial statements)


                           Consolidated Balance Sheets
                Bindley Western Industries, Inc. and Subsidiaries


December 31,                                                                   1999           1998
(In thousands, except share data)                                         (Restated)     (Restated)

Assets
Current assets:
  Cash                                                                     $ 34,910       $ 42,982
  Accounts receivable, less allowance for doubtful
    accounts of $9,547 for 1999 and $7,550 for 1998                         721,829        453,552
  Finished goods inventory                                                  803,021        659,484
  Deferred income taxes                                                      13,168         11,506
  Other current assets                                                        9,926          8,282
                                                                       -------------  -------------
                                                                          1,582,854      1,175,806
                                                                       -------------  -------------
    Other assets                                                                 18             38
                                                                       -------------  -------------
    Fixed assets, at cost                                                   127,655        119,243
   Less: accumulated depreciation                                           (26,287)       (26,491)
                                                                       -------------  -------------
                                                                            101,368         92,752
                                                                       -------------  -------------
     Intangibles, net                                                        81,976         17,979
                                                                       -------------  -------------
      Total assets                                                      $ 1,766,216    $ 1,286,575
                                                                       =============  =============

Liabilities and Shareholders' Equity
Current liabilities:
  Short-term borrowings                                                    $ 45,000       $ 19,500
  Securitized borrowings                                                    349,963        224,163
  Private placement debt                                                                    30,000
  Accounts payable                                                          864,271        640,540
  Note payable to Priority Healthcare Corporation                                           16,517
  Other current liabilities                                                  25,957         18,684
                                                                       -------------  -------------
                                                                          1,285,191        949,404
                                                                       -------------  -------------
  Long-term debt                                                             38,698            628
                                                                       -------------  -------------
 Deferred income taxes                                                       16,128          3,202
                                                                       -------------  -------------

Shareholders' equity:
  Common stock. $.01 par value-authorized 53,333,333 shares;
    issued 35,213,201 and 23,433,919 shares, respectively                     3,415          3,376
  Special shares, $.01 par value-authorized 1,000,000 shares
  Additional paid in capital                                                278,344        213,462
  Note receivable from officer                                               (3,228)        (3,228)
  Retained earnings                                                         165,149        130,412
                                                                       -------------  -------------
                                                                            443,680        344,022
                                                                       -------------  -------------
   Less: shares in treasury-at cost 1,212,232 and 689,161, respectively     (17,481)       (10,681)
                                                                       -------------  -------------
     Total shareholders' equity                                             426,199        333,341
                                                                       -------------  -------------
  Commitments and contingencies
                                                                       -------------  -------------
     Total liabilities and shareholders' equity                          $ 1,766,216    $ 1,286,575
                                                                       =============  =============


          (See accompanying notes to consolidated financial statements)


                      Consolidated Statements of Cash Flows
                Bindley Western Industries, Inc. and Subsidiaries


For the years ended December 31,                               1999                1998              1997
(In thousands)                                            (Restated)          (Restated)        (Restated)
Cash flow from operating activities:
   Net income                                              $ 36,717            $ 19,139          $ 23,746

  Adjustments to reconcile  net income to
   net cash provided  (used) by operating activities:
    Depreciation and amortization                            11,016               8,413             7,431
    Deferred income taxes                                      (107)             (3,486)           (3,834)
    Minority interest                                                             1,865               212
    Compensation expense on stock option grant                                                        350
    Compensation expense on restricted stock                                      1,589
    Interest capitalized on conversion of debt                                                      1,970
    Gain on sale of fixed assets                               (183)               (102)             (103)
    Unusual items                                                                18,833

 Change in assets and liabilities, net of acquisitions:
    Accounts receivable                                    (263,980)             95,417          (229,518)
    Finished goods inventory                               (142,929)           (163,102)          (63,401)
    Accounts payable                                        220,575             (60,203)          151,302
    Other current assets and liabilities                      4,684                 401             4,724
                                                        ------------      --------------      ------------

     Net cash provided (used) by operating
       activities                                          (134,207)            (81,236)         (107,121)
                                                        ------------      --------------      ------------


Cash flow from investing activities:
     Purchase of fixed assets and other assets              (23,266)            (33,541)          (22,643)
     Proceeds from sale of fixed assets                      20,600                  89             2,082
     Acquisition of businesses                               (2,096)                              (27,295)
     Distribution of Priority Healthcare Corporation                                 (2)
                                                        ------------      --------------      ------------

      Net cash used by investing activities                  (4,762)            (33,454)          (47,856)
                                                        ------------      --------------      ------------


Cash flow from financing activities:
     Proceeds from sale of stock                             10,285              26,783            14,594
     Proceeds from IPO of subsidiary                                                               29,982
     Related party note receivable                                                                 (3,228)
     Addition (reduction) of other debt, net                (21,908)               (282)             (274)
     Proceeds under line of credit agreement              1,540,500           1,600,000         1,496,000
     Payments under line of credit agreement             (1,515,000)         (1,727,500)       (1,401,000)
     Proceeds from securitized borrowings                   125,800             224,163
     Payments to acquire treasury shares                     (6,800)             (6,754)             (777)
     Dividends                                               (1,980)             (1,633)           (1,083)
                                                        ------------      --------------      ------------

      Net cash provided by financing activities             130,897             114,777           134,214
                                                        ------------      --------------      ------------


Net increase (decrease) in cash                              (8,072)                 87           (20,763)
Cash at beginning of year                                    42,982              42,895            63,658
                                                        ------------      --------------      ------------


Cash at end of year                                        $ 34,910            $ 42,982          $ 42,895
                                                        ============      ==============      ============


          (See accompanying notes to consolidated financial statements)


                 Consolidated Statements of Shareholders' Equity
                Bindley Western Industries, Inc. and Subsidiaries

                                        Common Stock          Treasury Stock
                                    ----------------------- --------------------

                                                                                  Additional          Note
                                         Shares                Shares                Paid in    Receivable  Retained   Shareholders'
                                    Outstanding    Amount   Outstanding   Amount     Capital  From Officer  Earnings         Equity
------------------------------------------------------------------------------------------------------------------------------------

(In thousands, except share data)
 All years have been restated.

Balances at December 31, 1996        11,871,042   $ 3,316    348,291     $(3,150)    $91,964                $129,958      $ 222,088

Net earnings                                                                                                  23,746         23,746
Dividends at $.08 per share                                                                                   (1,083)        (1,083)
Shares issued upon exercise of
   stock options                        870,130         9                             14,585                                 14,594
Shares issued upon conversion of
   debt                               3,394,147        34                             67,460                                 67,494
IPO of subsidiary                                                                     24,405                  (5,221)        19,184
IPO option grant                                                                         350                                    350
Note receivable from officer                                                                        (3,228)                  (3,228)
Purchase of treasury shares                                   32,651        (777)                                              (777)
                                    ------------ --------- ----------   --------------------- ------------- ---------  -------------

Balances at December 31, 1997        16,135,319     3,359    380,942      (3,927)    198,764        (3,228)  147,400        342,368

Net earnings                                                                                                  19,139         19,139
Dividends at $.08 per share                                                                                   (1,633)        (1,633)
Shares issued upon exercise of
   stock options                      1,324,943        13                             26,770                                 26,783
Shares issued upon issuance of
    restricted stock                    350,000         4                             12,334                                 12,338
Shares issued upon stock split        5,623,657              131,351
Distribution of Priority Healthcare                                                  (24,406)                (34,494)       (58,900)
Purchase of treasury shares                                  176,868      (6,754)                                            (6,754)
                                    ------------ --------- ----------   --------------------- ------------- ---------  -------------

Balances at December 31, 1998        23,433,919     3,376    689,161     (10,681)    213,462        (3,228)  130,412        333,341

Net earnings                                                                                                  36,717         36,717
Dividends at $.065 per share                                                                                  (1,980)        (1,980)
Shares issued upon exercise of
   stock options                        916,595         9                             10,276                                 10,285
Shares issued upon acquisition of
Central Pharmacy Services, Inc.       2,922,055        30                             54,606                                 54,636
Shares issued upon stock split        7,940,632              301,466
Purchase of treasury shares                                  221,605      (6,800)                                            (6,800)
                                    ------------ --------- ----------   --------------------- ------------- ---------  -------------

Balances at December 31, 1999        35,213,201   $ 3,415  1,212,232    ($17,481)   $278,344      $ (3,228) $165,149      $ 426,199

                                    ============ ========= ==========   ========= =========== ============= =========  =============


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

         Merger with Central Pharmacy Services, Inc. Effective August 31, 1999, BWI completed the merger with Central Pharmacy Services, Inc ("Central Pharmacy") by exchanging 2.9 million shares of BWI common stock for all of the common stock of Central Pharmacy. Each share of Central Pharmacy was exchanged for 26.38 shares of BWI common stock. In addition, outstanding Central Pharmacy employee stock options were converted at the same exchange factor into options to purchase approximately 300,000 shares of BWI common stock. See Note 3 for further discussion.

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

         In 1999, the Company implemented the Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use". As a result, costs incurred for the coding, installation and testing of internal-use software were capitalized beginning in 1999. These costs are recorded as capitalized software and generally amortized over three years.

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

         Intangibles. The Company continually monitors its cost in excess of net assets acquired ("goodwill") and its other intangibles (customer relationships, workforce in place and covenants not to compete) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying businesses which gave rise to such amounts. Goodwill is being amortized on the straight-line method over periods of 20 to 40 years. Customer relationships are being amortized on the straight-line method over periods of 12 to 20 years. Other intangibles are being amortized on the straight-line method over five to 40 years.

         Earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during each period. The diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during each period. See Note 18 for a reconciliation of earnings per share.

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

         The results of operations for Priority, net of minority interest, for the year ended December 31, 1998 are included in the Company's Consolidated Statement of Earnings as Priority was a subsidiary for the full year of 1998. Summary Statement of Earnings data for Priority is presented in Note 4 below.

NOTE 3 - RESTATEMENT

As discussed in Note 1, effective August 31, 1999, BWI completed the merger with Central Pharmacy. The merger with Central Pharmacy was originally accounted for as a pooling of interests and was reflected for all periods presented, and the financial statements of BWI have included the combined operations of both BWI and Central Pharmacy. However, the Company subsequently determined that the pooling of interests method was unavailable for the Central Pharmacy acquisition because of a dividend paid to preferred shareholders of Central Pharmacy immediately prior to the acquisition. Accordingly, the Company has restated its financial statements and applied the purchase method of accounting for the Central Pharmacy acquisition. The total purchase price of $56,700,000, including acquisition costs, has been allocated based on estimated fair values at the date of acquisition including net tangible assets of $4,000,000; identified intangible assets of workforce in place of $1,400,000 amortized on a straight line basis over 12 years, customer relationships of $28,000,000 amortized on a straight line basis over 40 years and goodwill of $34,800,000 amortized on a straight line basis over 20 years; offset by $11,500,000 in deferred tax liabilities. The results of operations of Central Pharmacy are included from the date of acquisition.

         In all years, Central Pharmacy sales and total assets had accounted for less than one percent of total sales and total assets, on a consolidated basis.

         The following table shows certain income statement and balance sheet line items that have been restated:


                                                Restated    As Previously Reported
                                                 (000's)                   (000's)
                                              ----------------------------------------------
Total net sales:
   1999                                       $8,479,338                $8,507,605
   1998                                        7,621,352                 7,654,221
   1997                                        7,309,922                 7,334,137

Net earnings:
   1999                                           36,717                    38,296
   1998                                           19,139                    22,236
   1997                                           23,746                    24,506

Basic earnings per share:
   1999                                             1.16                      1.14
   1998                                              .67                       .70
   1997                                             1.04                       .95

Diluted earnings per share:
   1999                                             1.07                      1.05
   1998                                              .63                       .66
   1997                                              .89                       .83

Balance sheet line items at December 31, 1999:
   Intangibles                                    81,976                    18,582
   Deferred tax liability                         16,128                     4,703
   Additional paid in capital                    278,344                   225,459
   Retained earnings                             165,149                   166,550

         The following unaudited pro forma information presents the results of operations of BWI as if the acquisition had taken place on January 1, 1999 and 1998 (in thousands except for per share data):

                                        Unaudited              Unaudited
                                             1999                 1998
                                  --------------------- -----------------------
Revenues                               $8,507,605           $7,654,221
Net Earnings                               37,669               19,997
Earnings per share:
    Basic                                    1.13                  .63
    Diluted                                  1.03                  .60
Weighted Average Outstanding
  Common shares:
    Basic                              33,478,470           31,651,034
    Diluted                            36,467,639           33,508,668

         These unaudited pro forma results have been prepared for analysis purposes only and include certain adjustments such as additional amortization expenses related to intangible assets and goodwill. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on either January 1, 1999 or 1998 or of future results of operations.

NOTE 4 - OPERATING SEGMENTS

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

         Giving effect to the Central Pharmacy merger, the Company has three reportable segments, BWI, Priority and Nuclear Pharmacy, which conduct substantially all of their business within the United States. The BWI segment specializes in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Priority segment distributed specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and was a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. The Nuclear Pharmacy segment prepares and delivers unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. During 1999 approximately 86% of this segment's purchases of pharmaceuticals were from three vendors accounting for 44%, 26% and 16% of this segment's cost of sales for the year ended 1999. The significant customers reported in Note 15 are all sold through the BWI segment.

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

         Segment information for the years ended 1999, 1998 and 1997 on a restated basis was as follows:


                                         BWI           Priority    Nuclear Pharmacy               Total

1999
Revenues                         $ 8,463,700                                $15,638         $ 8,479,338
Interest expense                      23,390                                     11              23,401
Depreciation and amortization          9,945                                  1,071              11,016
Unusual items
Segment net earnings                  36,437                                    280              36,717
Total assets                       1,692,646                                 73,570           1,766,216
Capital expenditures                  22,931                                    335              23,266

1998
Revenues                         $ 7,345,726          $ 275,626                             $ 7,621,352
Interest expense                      18,310                155                                  18,465
Depreciation and amortization          7,179              1,234                                   8,413
Unusual items                         18,833                                                     18,833
Segment net earnings                   8,996             10,143                                  19,139
Total assets                       1,286,575                                                  1,286,575
Capital expenditures                  32,636                905                                  33,541

1997
Revenues                         $ 7,078,940          $ 230,982                             $ 7,309,922
Interest expense                      15,907                                                     15,907
Depreciation and amortization          6,270              1,161                                   7,431
Segment net earnings                  17,595              6,151                                  23,746
Total assets                       1,196,051             91,728                               1,287,779
Capital expenditures                  21,916                727                                  22,643

NOTE 5- SHORT-TERM BORROWINGS

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

         A summary of 1999, 1998 and 1997 borrowings under the line of credit is as follows:

                 Maximum short-term            Average              Average
Year                     borrowings         borrowings        Interest rate
----------------------------------------------------------------------------
(in thousands)
1999                       $174,000            $96,000                 6.2%
1998                       $338,000           $249,000                 6.3%
1997                       $270,000           $152,000                 6.4%

         On December 27, 1996, the Company completed a private placement of $30 million Senior Notes due December 27, 1999 at an interest rate of 7.25%. On December 27, 1999, the Company repaid these Senior Notes with the proceeds from the newly issued private placement Senior Notes discussed in Note10.

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

         In connection with the Receivables Facility, Funding Corp. entered into a Receivables Purchase Agreement, dated as of December 28, 1998, with Falcon Asset Securitization Corporation ("Falcon"), an affiliate of The Bank One, NA ("Bank One"), certain other financial institutions (collectively with Falcon, the "Purchasers"), and Bank One, as Agent. Pursuant to the Receivables Purchase Agreement, Funding Corp. may, from time to time, sell interests in the Receivables ("Receivables Interests") to the Agent for the benefit of the Purchasers. Each Receivables Interest has an associated Discount Rate and Tranche Period applicable to it, as selected by Funding Corp. The Discount Rate may, at Funding Corp.'s election, be the Base Rate (the corporate prime or base rate announced from time to time by Bank One) or, with respect to the Receivables Interests purchased by Falcon, the CP Rate (generally, a commercial paper related rate based on Falcon's funding charges) or, with respect to the Receivables Interests purchased by other Purchasers, the LIBO Rate (generally, LIBOR for the applicable Tranche Period, plus 1/25% per annum). For 1999, the average Receivables interests outstanding was $242 million at an average interest rate of 5.4%. At December 31, 1999, there were $350 million of Receivables Interests outstanding, which is the maximum amount that could be drawn on this facility, bearing a Discount Rate of 6.1% per annum and at December 31, 1998, there were $224 million of Receivables Interests outstanding, bearing a Discount Rate of 5.5% per annum. The Receivables Facility terminates on December 12, 2001, and is subject to final termination on December 28, 2003, subject to earlier termination in certain events. The Company accounts for the Receivables Facility as a financing transaction in its consolidated financial statements. This facility and the private placement of $25 million Senior Notes discussed in Note 10, contain certain conditions related to the maintenance of net worth, total debt and interest coverage ratios.

         Central Pharmacy's working capital line of credit agreement with a bank, as amended on April 8, 1999, allows Central Pharmacy to borrow up to $3,500,000. Amounts borrowed under this agreement bear interest at the bank's prime rate (8.5% at December 31, 1999) and are due on April 7, 2000. The line of credit agreement contains various covenants which place restrictions on Central Pharmacy's current ratio, indebtedness and operating cash flows. Amounts borrowed under this agreement are secured by Central Pharmacy's assets. As of December 31, 1999, there was no outstanding balance on this line of credit.

NOTE 6- FIXED ASSETS

December 31,                             1999                  1998
--------------------------------------------------------------------
(in thousands)                       Restated              Restated

Land                                  $ 4,450              $  6,749
Buildings and furnishings              37,118                52,633
Leasehold improvements                  3,527                 2,849
Transportation and
   Other equipment                     46,738                35,911
Data equipment and software            22,388                21,101
Capitalized leases                     13,434
                            ----------------------------------------
                                      127,655               119,243
Less: Accumulated
   Depreciation                      (26,287)              (26,491)
                            ----------------------------------------
                                    $ 101,368              $ 92,752
                            ========================================


NOTE 7- INTANGIBLES

December 31,                                1999           1998
----------------------------------------------------------------
(in thousands)                          Restated       Restated

Goodwill                                $ 58,390       $ 22,091
Accumulated amortization                 (6,652)        (5,342)
                             -----------------------------------
Goodwill, net                             51,738         16,749

Customer relationships                    31,074          3,074
Accumulated amortization                 (2,230)        (1,844)
                             -----------------------------------
Customer relationships, net               28,844          1,230

Other                                      1,505
Accumulated amortization                   (111)
                             -----------------------------------
Other, net                                 1,394
                             -----------------------------------
Intangibles, net                        $ 81,976       $ 17,979
                             ===================================

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


NOTE 8 - RELATED PARTY TRANSACTIONS

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

NOTE 9 - INCOME TAXES

         The provision for income taxes includes state income taxes of $4,148,000, $3,110,000 and $2,657,000 in 1999, 1998 and 1997, respectively.
         The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

Year ended December 31,                      1999          1998          1997
--------------------------------------- ----------- ------------- -------------
Percentage of earnings before taxes:      Restated      Restated      Restated

U.S. federal statutory rate                 35.0%         35.0%         35.0%
State and local taxes on income, net of
   Federal income tax benefit                4.4%          5.1%          4.4%
Nondeductible element of restricted
   stock grants                                            6.2%
Other                                        1.1%           .8%
                                                                          .6%
                                        ----------- ------------- -------------
Effective rate                              40.5%         47.1%         40.0%
                                        =========== ============= =============

         Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1999 and 1998:

Deferred tax assets:                                    1999              1998
                                                        ----              ----
                                                    Restated          Restated
  Current:
     Accounts receivable                              $8,051            $6,635
     Inventories                                       1,049             1,371
     Deferred compensation                             3,458             2,354
     Other, net                                          610             1,146
                                           ------------------ -----------------
Subtotal                                              13,168            11,506

  Long-term:
     Acquired net operating loss benefits                311               368
     Intangibles                                                         2,327
                                           ------------------ -----------------
Subtotal                                                 311             2,695
                                           ------------------ -----------------

Total deferred tax assets                            $13,479           $14,201
                                           ================== =================

Deferred tax liabilities:
  Current                                           $                 $

  Long-term:
   Fixed assets                                        7,425             5,897
   Intangibles                                         9,014
                                           ------------------ -----------------
Subtotal                                              16,439             5,897
                                           ------------------ -----------------

Total deferred tax liabilities                       $16,439            $5,897
                                           ================== =================

         In connection with a prior year acquisition, the Company acquired federal net operating loss carryforwards of $2.3 million. Due to certain tax law limitations, annual utilization of the carryforward is limited to $163,000. The remaining tax loss carryforward at December 31, 1999 is $1.1 million. The carryover period expires in 2006.

 NOTE 10 - LONG-TERM DEBT

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

NOTE 11- PROFIT SHARING PLAN

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

         Effective July 1, 1993, Central Pharmacy adopted the Central Pharmacy Services, Inc. 401(k) Plan (the "Plan"), a defined contribution plan which intended to qualify under Section 401(k) of the Internal Revenue Code. The Plan also includes a cash or defined arrangement to qualify under Section 401(k) of the code. All employees of Central Pharmacy are eligible to participate in the Plan after one year of service. Participants may contribute up to 20% of their base salaries to the Plan, and Central Pharmacy will match 100% of the participants' contributions up to 2% of their base salaries. Contibutions to the Plan were approximately $118,000 for the period ended December 31, 1999. The plan was frozen effective as of the close of business on December 31, 1999, and the Plan will be merged into the Profit Sharing Plan in the second quarter of 2000.

NOTE 12 - MINORITY INTEREST

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

NOTE 13 - CAPITAL STOCK

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

         On December 11, 1998, the Company's Board of Directors adopted the 1998 Non-Qualified Stock Option Plan (the "1998 Non-Qualified Plan"), which reserves for issuance 600,000 shares of the Company's common stock held by the Company as treasury shares. On July 22, 1999, the Company's Board of Directors approved an amendment to the 1998 Non-Qualified Plan to increase the reserves for issuance to 1,200,000 shares of the Company's common stock held by the Company as treasury shares. The 1998 Non-Qualified Plan provides for the grant of nonqualified stock options to employees who are not officers or directors of the Company or its affiliates. Under the 1998 Non-Qualified Plan, no individual participant may receive awards for more than 50,000 shares in any calendar year. Options generally become exercisable over a one to four year period following date of grant and expire 10 years following date of grant.

         The Central Pharmacy 1993 Stock Option Plan (the "Central Pharmacy Option Plan") provided for the issuance of options to employees of Central Pharmacy for the purchase of shares of Central Pharmacy's common stock. Options were issued with exercise prices equal to or in excess of the fair market value of Central Pharmacy's common stock, as determined by

Central Pharmacy's Board of Directors, on the date of grant. Vesting and terms of all options were determined by Central Pharmacy's Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

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

For the years ended December 31,            1999          1998        1997
---------------------------------- -------------- ------------- --------------
(In thousands, except share data)       Restated      Restated       Restated

Net earnings - as reported               $36,717       $19,139        $23,746
Net earnings - pro forma                 $33,640      $ 15,849        $21,211
Earnings per share
 Basic - as reported                        1.16           .67           1.04
 Basic - pro forma                          1.07           .55            .93
 Diluted - as                               1.07           .63            .89
reported
 Diluted - pro forma                         .98           .52            .81

         The fair value of each option  grant is  estimated on the date of grant
 using  the  Black-   Scholes   option   pricing   model   with  the   following
 weighted-average assumptions for the following years ended December 31:

                                     1999             1998            1997
                           ------------------- ---------------- ---------------
                                     Restated         Restated        Restated
Company Options
  Risk free interest rates              4.96%            5.31%           5.71%
  Expected dividend yields               .53%             .16%            .26%
  Expected life of options               4.98             4.34            4.66
  Volatility of stock price            32.94%           28.85%          27.23%
  Weighted average fair
      value of options                  $6.91           $9.34         $ 10.16

Priority Options
  Risk free interest rates                               5.02%           5.90%
  Expected dividend yields                                .00%            .00%
  Expected life of options                               4.71            4.60
  Volatility of stock price                             55.94           54.79%
  Weighted average fair
      value of options                                  $9.65           $7.52



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

         Changes in stock options under the Company's plans are shown below, (all historical shares and per share amounts have been restated to reflect the two aforementioned 4-for-3 stock splits):

                                                          Weighted
                                  Number                  average
                                  of Shares               option price
------------------------------------------------ -------- -----------------
                                       Restated                   Restated
Options outstanding
   at December 31, 1996               5,822,797                      $8.32

Forfeited during 1997                  (69,623)                      $9.89
Granted during 1997                   1,451,725                     $17.25
Exercised during 1997               (1,546,909)                      $7.25
                             -------------------

Options outstanding
   at December 31, 1997               5,657,990                     $10.88

Forfeited during 1998                 (195,497)                     $11.36
Granted during 1998                      36,375                     $19.10
Exercised during 1998               (1,927,873)                      $8.80
                             -------------------

Options outstanding
   at December 31, 1998               3,570,995                     $12.06

Effect of Spin-off of
    Priority Healthcare (1)           3,193,251
                             -------------------

Converted options outstanding
    at December 31, 1998              6,764,246                      $6.37
                             ===================

Forfeited during 1999                  (70,217)                     $14.51
Granted during 1999                   1,283,218                     $19.25
Exercised during 1999               (1,045,862)                      $5.52
Conversion of
    Central Pharmacy options            326,595                      $2.28
                             ==============================================

Options outstanding
    at December 31, 1999              7,257,980                      $8.51
                             ==============================================

Exercisable
   at December 31, 1999               4,868,072                      $5.82
                             ==============================================

Available for grant
   at December 31, 1999                 961,058
                             ===================

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

         Additional information regarding the Company's options outstanding at December 31, 1999 is shown below:


                                                     Exercise Price Range
----------------------- ------------ --------------- ----------------- ------------------------------------

                               $.59   $2.93 - $5.68    $7.48 - $12.88   $16.75 - $23.95              Total
----------------------- ------------ --------------- ----------------- ----------------- ------------------
Number of options           192,329       3,666,198         2,157,335         1,242,118          7,257,980
 Outstanding

Weighted average
 exercise price                $.59           $4.80             $9.31            $19.26              $8.51

Weighted average
remaining
contractual life               6.03            5.63              8.01              9.10               6.94

Number of shares
 exercisable                192,329       3,369,938         1,296,474             9,331          4,868,072

Weighted average
 exercisable price             $.59           $4.75             $9.29            $20.36              $5.82


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

         Changes in stock options under all of Priority's plans through December 31, 1998 are shown below:

                                    Number               Option price
                                    of shares            per share
--------------------------------- ---------------- -------------------------

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


NOTE 14 - COMMITMENTS

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

         The following is a summary of the future minimum lease commitments under capitalized leases and under operating leases as of December 31, 1999:

Year ended December 31,                 Capitalized Leases  Operating  Leases
------------------------------------------------------------------------------
(in thousands)

2000                                               $ 1,221            $ 2,956
2001                                                 1,221              2,625
2002                                                 1,221              1,963
2003                                                 1,221              1,568
2004                                                 1,322                982
Later years                                         13,916                264
                                     -----------------------------------------
Total minimum lease payments                        20,122            $10,358
                                     ----------------------===================
Imputed interest                                     6,998
                                     ----------------------
Present value of minimum capitalized
  lease obligations                                $13,124
                                     ======================

         The consolidated rent expense for the years ended December 31, 1999, 1998 and 1997 was $2,414,000, $2,272,000 and $2,107,000, respectively.

         Prior to the sale of the corporate office building on April 30, 1999, the Company received rental income of $313,000 from operating lease agreements for the bottom three floors of the building.

NOTE 15 -  MAJOR CUSTOMERS

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

NOTE 16 - STATEMENT OF CASH FLOWS

         Cash paid for interest expense and income taxes on a restated basis was as follows:

December 31,                   1999               1998              1997
(in thousands)
Interest                    $20,273           $ 19,632           $14,129
Income taxes                $19,142           $ 14,941           $16,935

         Presented below is a brief discussion of recent acquisitions by the Company. This discussion does not include the acquisition of Central Pharmacy which is discussed in Note 1 and Note 3. The purchase price of the acquisitions discussed has been allocated based on a determination of the fair value of the assets acquired and liabilities assumed. The goodwill associated with these acquisitions is being amortized on a straight line basis not exceeding 40 years. All acquisitions were treated as purchases and the financial statements include the results of operations from the respective effective date of acquisition. Results of operations of the acquired companies from January 1 of the year of acquisition to the effective dates of the transactions are not material to the consolidated results of operations of the Company for the respective years.

         In January 1996, the Company formed a new subsidiary, National Infusion Services, Inc. ("NIS"). Effective February 8, 1996, the Company through its NIS subsidiary purchased the assets of the infusion services division of Infectious Disease of Indiana P.S.C. NIS provided quality care to patients in a variety of settings. In February 1997, the corporate name was changed from NIS to Priority Healthcare Services Corporation. The Company acquired the assets of NIS for approximately $9 million in cash and incurred a long-term obligation of approximately $1.5 million, resulting in approximately $9.8 million in intangible assets. As discussed in Note 7 and Note 10 above, the remaining balance of the intangible assets and the long-term obligation were written off as part of the unusual items caption in the fourth quarter of 1998.

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

NOTE 17 - LEGAL PROCEEDINGS

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

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 1999, 1998 and 1997.

                                            1999         1998           1997
                            --------------------- ------------ --------------
(in thousands, except per share data)
                                         Restated      Restated      Restated
Basic:
Net earnings                             $ 36,717      $ 19,139      $ 23,746
Basic shares
 Outstanding                           31,541,107    28,728,979    22,912,237

Per share amount                         $   1.16       $   .67      $   1.04

Diluted:
Net earnings                             $ 36,717      $ 19,139      $ 23,746
6 1/2% convertible
  debentures                                                            1,889
Diluted earnings                         $ 36,717      $ 19,139      $ 25,635
Weighted shares
 Outstanding                           31,541,107    28,728,979    22,912,237
Debentures                                                          4,193,297
Stock Options                           2,843,521     1,418,537     1,571,994
Restricted Stock                                        148,644
Diluted Shares                         34,384,628    30,296,160    28,677,528
Per share amount                         $   1.07       $   .63       $   .89

The earnings per share for 1998 and 1997 have been restated to give effect for the 4-for-3 stock split on June 25, 1999 and the earnings per share for 1997 has been restated to give effect for the 4-for-3 stock split on June 3, 1998.

See Note 13 regarding changes to outstanding options at the close of business on December 31, 1998.

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         As discussed in Note 3, the Company has restated its financial statements to apply purchase accounting to the Central Pharmacy acquisition which was originally accounted for as a pooling of interests. The following table presents the quarterly financial data for 1999 and 1998 as restated and previously reported:


                                            First                Second            Third              Fourth
                                          Quarter               Quarter          Quarter             Quarter
------------------------------ ------------------- --------------------- ---------------- -------------------
(in thousands, except per share data)

1999 Restated
   Net sales                           $1,974,957            $2,045,216      $ 2,138,410         $ 2,320,755
   Gross margin                            47,176                48,762           52,005              58,819
   Net earnings                             8,933                 8,970            8,945               9,869
   Earnings per share:
     Basic (1)                           $   0.30              $   0.29         $   0.28            $   0.29
     Diluted (1)                             0.27                  0.27             0.25                0.28

1999 as Previously Reported
   Net sales                           $1,985,165            $2,055,841      $ 2,145,845         $ 2,320,754
   Gross margin                            51,740                53,724           55,481              58,816
   Net earnings                             9,704                 9,810            8,528              10,251
   Earnings per share:
     Basic (1)                           $   0.29              $   0.29         $   0.25            $   0.30
     Diluted (1)                             0.27                  0.27             0.23                0.29

1998 Restated
   Net sales                           $1,961,771            $1,848,048      $ 1,813,210         $ 1,998,323
   Gross margin                            43,124                47,241           48,222              52,971
   Net earnings                             7,574                 8,172            7,908             (4,515)
   Earnings per share:
     Basic (1)                           $   0.27              $   0.28         $   0.27          $   (0.15)
     Diluted (1)                             0.25                  0.27             0.26              (0.15)

1998 as Previously Reported
   Net sales                           $1,969,157            $1,856,142      $ 1,821,594         $ 2,007,328
   Gross margin                            46,217                50,842           51,896              56,933
   Net earnings                             8,007                 9,069            8,763             (3,603)
   Earnings per share:
     Basic (1)                           $   0.26              $   0.29         $   0.28          $   (0.11)
     Diluted (1)                             0.24                  0.27             0.26              (0.11)


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

NOTE 20 - SUBSEQUENT EVENTS

         On December 4, 2000, it was announced that the Company agreed to merge with Cardinal Health, Inc. The terms of the definitive agreement call for Bindley Western shareholders to receive a fixed exchange of 0.4275 Cardinal Health, Inc. common shares for each outstanding share of Bindley Western. The transaction will include the assumption of Bindley Western's debt and is intended to be accounted for as a pooling of interests for financial reporting purposes and to be tax-free to the holders of Bindley Western common shares. In connection with the transaction, the Company has issued to Cardinal Health a stock option exercisable under certain circumstances for newly issued shares equal to 19.9 percent of Bindley Western's currently outstanding common shares.

         With respect to the grand jury investigation conducted by the U.S. Attorney's Office in Las Vegas, NV, discussed in Note 17, on August 29, 2000, the Company agreed to accept vicarious liability for the acts of two former vice presidents of Bindley Western Drug Company, a division of the Company. Both former employees have entered into plea agreements with the government regarding their conduct, which occurred between 1995 and 1997. Under the doctrine of vicarious liability, an employer may be held liable for the criminal conduct of its officers even when that conduct is detrimental to the employer and contrary to its internal policies and procedures. The government has agreed that all of the alleged criminal conduct was attributable to these two former employees located in the San Dimas, CA division and that the employees' improper activities occurred without the knowledge of corporate officers in Bindley Western's Indianapolis headquarters. One of these employees was terminated in January 1998 and the other resigned in October 1999.

         The settlement required the Company to plead guilty to one charge of conspiracy to commit interstate transportation of property obtained by fraud, and to pay a fine of $20 million. The agreement imposes no probation and the government agreed that no further criminal charges will be brought against the Company, including its subsidiaries or affiliates, or any current or former director, officer, or employee arising out of any matters associated with the government's investigation. The agreement specifies that the alleged conduct did not involve harm to public health or safety; that there were no allegations of fraud against the United States or federal or state healthcare systems; and, that the offense occurred despite the Company's effective program to prevent violations of the law. The government also confirmed that the Company committed no violations of the Prescription Drug Marketing Act, a federal law applying to sales and purchases of pharmaceutical products. The $20 million fine was paid on August 29, 2000.

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


         On December 13, 2000, the Company increased our unsecured short-term bank line of credit to $269 million. The line is available, as necessary, for general corporate purposes at rates based upon prevailing money market rates. No compensating balance is required on the line. Certain conditions relating to the maintenance of net worth, total debt and interest coverage ratios have been imposed by the lenders.

                           Signatures

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2000                     BINDLEY WESTERN INDUSTRIES, INC.

                                      By /s/ William E. Bindley
                                        ---------------------------
                                             William E. Bindley
                                             Chairman, President
                                         and Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       INDEX TO EXHIBITS (12/31/99 10-K)




                                                                                            Page No.
 Exhibit                                                                                      This
   No.                                      Description                                      Filing
- ----------       ---------------------------------------------------------------          ---------

  3-A       1    (i)Amended and Restated Articles of Incorporation of
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





                                                                                            Page No.
 Exhibit                                                                                      This
   No.                                      Description                                      Filing
- ----------       ---------------------------------------------------------------          ---------

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

           9   (ii)Amendment to 1987 Stock Option and Incentive Plan......................






                                                                                            Page No.
 Exhibit                                                                                      This
   No.                                      Description                                      Filing
- ----------       ---------------------------------------------------------------            ---------

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







                                                                                            Page No.
 Exhibit                                                                                      This
   No.                                      Description                                      Filing
- ----------       ---------------------------------------------------------------            ---------

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

            19   (vi)401(k) Profit Sharing Plan (Nonstandardized) Participation
                 Agreement of Registrant, effective July 31,1997...................

            19   (vii)401(k)  Profit Sharing Plan (Nonstandardized) Participation
                 Agreement of Registrant, effective August 8, 1997.................


            22   (viii)Profit Sharing Plan of Bindley Western Industries, Inc. &
                 Subsidiaries (PRISM(R) Prototype Retirement Plan and Trust).......


            25   (ix)Spin-off Amendment to the Profit Sharing Plan of Registrant
                 effective December 11, 1998.......................................






                                                                                               Page No.
Exhibit                                                                                          This
No.                                              Description                                    Filing
- ----------         --------------------------------------------------------------------       ----------

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

    23             Written Consent of PricewaterhouseCoopers LLP.......................

    27             Financial Data Schedule.............................................

- -----------------------
*The  indicated  exhibit  is  a  management  contract,   compensatory  plan,  or
arrangement required to be filed by Item 601 of Regulation S-K.

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

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No's. 333-39038, 333-91153, 333-75577, 333-85379,
333-60279,  333-04517,  33-64828, 33-58947, 333-57975, 33-15471 and 33-37781) of
Bindley Western Industries, Inc. of our report dated March 21, 2000, except as to Note 5, which is as of December 13, 2000, and Notes 3 and 20, which are as of December 15, 2000, relating to the financial statements, which appears in this Amendment No. 1 to Form 10-K.




PricewaterhouseCoopers LLP

Indianapolis, Indiana
December 21, 2000