Form 10-Q/A
period 2000-03-31
BINDLEY WESTERN INDUSTRIES INC
filed 2000-12-21
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    March 31, 2000
                                ----------------------------

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from to Commission file number: 001-11519





           Indiana                                      84-0601662
-------------------------------                   ----------------------
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


Yes      x                 No _________
     ---------



The number of shares of Common Stock outstanding as of March 31, 2000 was 34,238,271

    This Form 10-Q/A is being filed by the Registrant to amend the financial statements and other information contained herein to account for the acquisition of Central Pharmacy Services, Inc. on August 31, 1999 under the purchase method of accounting rather than the pooling of interest method.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (000's omitted except share data)
                                   (unaudited)

                                             Three-month period ended
                                                    March 31,
                                        -------------------------------
                                                 2000             1999
                                        -------------------------------

                                            (Restated)       (Restated)
Revenues:
  Net sales from stock                    $ 1,647,493      $ 1,216,572
  Net brokerage sales                         830,617          758,385
                                        -------------------------------
   Total net sales                           2,478,110        1,974,957
  Other income                                    543              483
                                        -------------------------------
                                             2,478,653        1,975,440
                                        -------------------------------
Cost and expenses:
  Cost of products sold                     2,412,279        1,927,781
  Selling, general and administrative          35,050           25,299
  Depreciation and amortization                 3,698            2,009
  Interest                                      8,302            5,524
  Unusual item                                 26,300
                                        -------------------------------
                                            2,485,629        1,960,613
                                        -------------------------------

Earnings before income taxes                   (6,976)          14,827
                                        -------------------------------
Provision for income taxes                      7,291            5,894

                                        -------------------------------
Net earnings                                $ (14,267)         $ 8,933
                                        ===============================

Earnings per share:
  Basic                                       $ (0.42)          $ 0.30
  Diluted                                     $ (0.42)          $ 0.27

Average shares outstanding:
  Basic                                    34,108,201       30,144,147
  Diluted                                  34,108,201       32,975,355



          (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)
                                   (unaudited)

                                                              March 31,        December 31,
                                                          ----------------------------------

                                                                   2000                1999
                                                          ----------------------------------

                                                              (Restated)          (Restated)
Assets
Current assets:
  Cash                                                         $ 58,154            $ 34,910
 Accounts receivable, less allowance for doubtful
  accounts of $9,547 for 2000 and 1999                          705,637             721,829
 Finished goods inventory                                       874,982             803,021
 Deferred income taxes                                           13,768              13,168
 Other current assets                                             9,802               9,926
                                                          ----------------------------------

                                                              1,662,343           1,582,854
                                                          ----------------------------------

Other assets                                                         16                  18
                                                          ----------------------------------

Fixed assets, at cost                                           126,755             127,655
 Less: accumulated depreciation                                 (29,124)            (26,287)
                                                          ----------------------------------

                                                                 97,631             101,368
                                                          ----------------------------------

Intangibles including goodwill                                   81,258              81,976
                                                          ----------------------------------

  Total assets                                              $ 1,841,248         $ 1,766,216
                                                          ==================================


Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                        $ 132,194            $ 45,000
 Securitized borrowings                                         349,963             349,963
 Accounts payable                                               840,706             864,271
 Other current liabilities                                       51,397              25,957
                                                          ----------------------------------

                                                              1,374,260           1,285,191
                                                          ----------------------------------

Long-term debt                                                   38,570              38,698
                                                          ----------------------------------

Deferred income taxes                                            16,048              16,128
                                                          ----------------------------------


Shareholders' equity:
Common stock, $.01 par value authorized 53,333,333 shares;
 issued 35,450,503 and 35,213,201 shares, respectively            3,418               3,415
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                      279,345             278,344
Note receivable from officer                                     (3,282)             (3,228)
Retained earnings                                               150,370             165,149
                                                          ----------------------------------

                                                                429,851             443,680
Less:  shares in treasury-at cost
 1,212,232 and 1,212,232 shares, respectively                   (17,481)            (17,481)
                                                          ----------------------------------

  Total shareholders' equity                                    412,370             426,199
                                                          ----------------------------------

Commitments and contingencies
                                                          ----------------------------------

  Total liabilities and shareholders' equity                $ 1,841,248         $ 1,766,216
                                                          ==================================


          (See accompanying notes to consolidated financial statements)




                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)

                                                            Three-month period ended
                                                                    March 31,
                                                          -------------------------------
                                                                 2000               1999
                                                          -------------------------------
                                                            (Restated)         (Restated)
Cash flow from operating activities:
  Net income                                                $ (14,267)           $ 8,933
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                               3,698              2,009
    Unusual item                                               26,300
    Deferred income taxes                                        (680)              (600)
    Gain on sale of fixed assets                                 (135)


Change in assets and liabilities, net of acquisition:
  Accounts receivable                                          16,272            (65,204)
  Finished goods inventory                                    (71,939)            13,792
  Accounts payable                                            (23,713)           (92,627)
  Other current assets and liabilities                           (735)            (3,076)
                                                          -------------------------------
    Net cash used by operating activities                     (65,199)          (136,773)
                                                          -------------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                    (3,754)            (5,607)
  Proceeds from sale of fixed assets                            4,960
  Acquisition of business                                        (268)
                                                          -------------------------------
    Net cash provided (used) by investing activities              938             (5,607)
                                                          -------------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                   1,004              1,642
  Addition (reduction) in long term debt                         (127)               (10)
  Related party note receivable                                   (54)               (54)
  Payment on note payable Priority Healthcare Corporation                         (3,350)
  Proceeds under line of credit agreement                     592,194            401,500
  Payments under line of credit agreement                    (505,000)          (298,500)
  Proceeds from securitized borrowings                                            13,800
  Purchase of common shares for treasury                                          (5,647)
  Dividends                                                      (512)              (476)

                                                          -------------------------------
    Net cash provided by financing activities                  87,505            108,905
                                                          -------------------------------

Net increase (decrease) in cash                                23,244            (33,475)
Cash at beginning of period                                    34,910             42,982
                                                          -------------------------------
Cash at end of period                                        $ 58,154            $ 9,507
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

     The following table shows certain income statement and balance sheet line items that have been restated:






                                                Restated  As Previously Reported
                                                 (000's)                 (000's)
                                              ----------------------------------
Total net sales:
   Three months ended 3/31/99                 $1,974,957              $1,985,165
   Three months ended 3/31/00                  2,478,110               2,478,110

Net earnings:
   Three months ended 3/31/99                      8,933                   9,705
   Three months ended 3/31/00                   (14,267)                (13,707)

Basic earnings per share:
   Three months ended 3/31/99                        .30                     .29
   Three months ended 3/31/00                      (.42)                   (.40)

Diluted earnings per share:
   Three months ended 3/31/99                        .27                     .27
   Three months ended 3/31/00                      (.42)                   (.40)

Balance sheet line items at December 31, 1999:
   Intangibles                                    81,976                  18,582
   Deferred tax liability                         16,128                   4,703
   Additional paid in capital                    278,344                 225,459
   Retained earnings                             165,149                 166,550

Balance sheet line items at March 31, 2000:
   Intangibles                                    81,258                  18,504
   Deferred tax liability                         16,048                   4,703
   Additional paid in capital                    279,345                 226,460
   Retained earnings                             150,370                 152,331


     The following unaudited pro forma information presents the results of operations of BWI as if the acquisition had taken place on January 1, 1999 (in thousands except for per share data):


                                                Three month
                                               Period ended
                                             March 31, 1999
                                 ------------------------------------
Revenues                                         $1,985,165
Net Earnings                                          9,145
Earnings per share:
    Basic                                               .28
    Diluted                                             .25
Weighted Average Outstanding
  Common shares:
    Basic                                        33,066,202
    Diluted                                      36,186,232

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


     Segment information for the three-month periods ended March 31, 1999 and 2000 on a restated basis was as follows:


      (in thousands)                                   BWI  Nuclear Pharmacy        Total
                                          ----------------- ---------------- ------------
     Three-months ended March 31, 1999
       Revenues                                $ 1,974,957                    $ 1,974,957
       Segment operating earnings                   20,351                         20,351
       Interest Expense                                                           (5,524)
                                                                             -------------
       Earnings before income taxes                                                14,827
                                                                             =============


     Three-months ended March 31, 2000
       Revenues                                 $2,463,815         $ 14,295   $ 2,478,110
       Segment operating earnings                   26,229            1,397        27,626
       Interest Expense                                                           (8,302)
       Unusual item                                                              (26,300)
                                                                             -------------
       Earnings before income taxes                                               (6,976)
                                                                             =============

     Operating earnings, as opposed to net earnings, has been determined to be a better indicator of a segment's operating profitability for management purposes.


7. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2000 and 1999 on a restated basis:

                                              Three-month period ended
                                                       March 31,
     --------------------------------- ------------------ ---------------------
     (in thousands, except share data)             2000                  1999
     --------------------------------- ------------------ ---------------------
     Basic:
     Net earnings                         ($     14,267)               $ 8,933
     Weighted shares
      Outstanding                             34,108,201            22,607,433
     1999 4 for 3 stock split                                        7,536,714
     Basic shares
      Outstanding                             34,108,201            30,144,147
     Per share  amount                    ($        .42)                $  .30

     Diluted:
     Net earnings                         ($     14,267)               $ 8,933
     Weighted shares
      Outstanding                             34,108,201            22,607,433
     Stock options                                                   2,831,208
     1999 4 for 3 stock split                                        7,536,714
     Diluted Shares                           34,108,201            32,975,355
     Per share amount                     ($        .42)                $  .27

     The diluted average shares outstanding for the three-month period ended March 31, 2000 does not include 2,952,813 potential common shares because they would be anti-dilutive.

8. On December 4, 2000, it was announced that the Company agreed to merge with Cardinal Health, Inc. The terms of the definitive agreement call for Bindley Western shareholders to receive a fixed exchange of 0.4275 Cardinal Health, Inc. common shares for each outstanding share of Bindley Western. The transaction will include the assumption of Bindley Western's debt and is intended to be accounted for as a pooling of interests for financial reporting purposes and to be tax-free to the holders of Bindley Western common shares. In connection with the transaction, the Company has issued to Cardinal Health a stock option exercisable under certain circumstances for newly issued shares equal to 19.9 percent of Bindley Western's currently outstanding common shares.

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

         The following table shows certain income statement and balance sheet line items that have been restated:

                                                Restated  As Previously Reported
                                                 (000's)                 (000's)
                                              ----------------------------------
Total net sales:
   Three months ended 3/31/99                 $1,974,957              $1,985,165
   Three months ended 3/31/00                  2,478,110               2,478,110

Net earnings:
   Three months ended 3/31/99                      8,933                   9,705
   Three months ended 3/31/00                   (14,267)                (13,707)

Basic earnings per share:
   Three months ended 3/31/99                        .30                     .29
   Three months ended 3/31/00                      (.42)                   (.40)

Diluted earnings per share:
   Three months ended 3/31/99                        .27                     .27
   Three months ended 3/31/00                      (.42)                   (.40)

Balance sheet line items at December 31, 1999:
   Intangibles                                    81,976                  18,582
   Deferred tax liability                         16,128                   4,703
   Additional paid in capital                    278,344                 225,459
   Retained earnings                             165,149                 166,550

Balance sheet line items at March 31, 2000:
   Intangibles                                    81,258                  18,504
   Deferred tax liability                         16,048                   4,703
   Additional paid in capital                    279,345                 226,460
   Retained earnings                             150,370                 152,331

Results of Operations

         Net sales of $2,478 million for the first three months of 2000 represented a 25.5% increase over the first three months of 1999. Nuclear Pharmacy sales accounted for less than 1% of sales for the three months of 2000. Brokerage type sales ("brokerage sales") in 2000 experienced a 9.5% increase for the first three months when compared to the same period in 1999. This increase is the result of increased sales to existing customers. Although brokerage sales generate very little gross margin, they provide increased working capital and support our programs to attract more direct store delivery business from chain warehouse customers. Sales from inventory ("from stock sales") increased 35% in the first three months of 2000 when compared to the first three months of 1999. From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 37% for the first three months of 2000 when compared to the first three months of 1999. As a percentage of total sales, direct store delivery sales increased from 60% for the first three months of 1999 to 65% for the first three months of 2000. In both the first three months of 2000 and 1999, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

         Gross margin of $65.8 million for the first three months of 2000 represented an increase of 40% over the first three months of 1999. Gross margin as a percentage of net sales increased to 2.66% for the first three months of 2000 from 2.38% for the first three months of 1999. The inclusion of the higher margin Nuclear Pharmacy margins in the first three months of 2000 represented approximately 36% of the incremental margin. The remainder of the increase was the result of the change in mix away from the lower margin brokerage sales to the higher margin from stock sales in the BWI segment. In both periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant.

         Other income is attributable primarily to finance charges on customers' receivables and gains on the sale of fixed assets.

         Selling, general and administrative ("SGA") expense increased 39% from $25.3 million for the first three months of 1999 to $35.0 million for the first three months of 2000. A significant factor contributing to this increase was the inclusion of the Nuclear Pharmacy SGA in the first three months of 2000. The remainder of the increase is the result of expenses associated with the new distribution centers opened in 1999 in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado, normal inflationary increases and increased variable costs to support our growing direct store delivery programs in the BWI segment. These variable costs include, among others, delivery expenses, warehouse expenses and labor costs. Our commitment to growth in both our direct store delivery sales and our Nuclear Pharmacy segment will result in increased SGA in the future. Total SGA expense as a percent of from stock sales for the first three months remained relatively constant at 2.1% for both 1999 and 2000. We remain focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers.

         Depreciation and amortization expense increased as a result of the goodwill and intangibles associated with the acquisition of Central Pharmacy, the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization expense increased from $2.0 million in the first three months of 1999 to $3.7 million in the first three months of 2000.

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

         The provision for income taxes represented approximately 39.7% of earnings before taxes for the first three months of 1999 and 37.7% of earnings before taxes and the effect of the nondeductible element of the unusual item for the first three months of 2000.

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

Item 3.      Qualitative and Quantitative Disclosures About Market Risks

There have been no material changes in our market risk exposure from the risks described in our Annual Report on Form 10-K/A for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


Item 1.                    Legal Proceedings

          The information set forth in Note 3 and 4 to the Notes to Consolidated Financial Statements set forth elsewhere in this Report is incorporated herein by reference.

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


December 21, 2000                         BINDLEY WESTERN INDUSTRIES, INC.


                                          BY  /s/ Thomas J. Salentine
                                                  Thomas J. Salentine
                                                Executive Vice President
                                             (Principal Financial Officer)