Form 10-Q/A
period 2000-06-30
BINDLEY WESTERN INDUSTRIES INC
filed 2000-12-21
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 2000
                                ---------------------------

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (000's omitted except share data)
                                   (unaudited)

                                                          Six-month period ended              Three-month period ended
                                                                 June 30,                             June 30,
                                                  --------------------------------------------------------------------------

                                                               2000               1999              2000               1999
                                                  --------------------------------------------------------------------------

                                                          (Restated)         (Restated)        (Restated)         (Restated)
Revenues:
  Net sales from stock                                  $ 3,232,908        $ 2,422,573       $ 1,585,415        $ 1,206,001
  Net brokerage sales                                     1,688,613          1,597,600           857,996            839,215
                                                  --------------------------------------------------------------------------

  Total net sales                                         4,921,521          4,020,173         2,443,411          2,045,216
  Other income                                                  983                899               440                417
                                                  --------------------------------------------------------------------------

                                                          4,922,504          4,021,072         2,443,851          2,045,633
                                                  --------------------------------------------------------------------------

Cost and expenses:
  Cost of products sold                                   4,788,499          3,924,234         2,376,220          1,996,454
  Selling, general and administrative                        71,772             52,088            36,723             26,789
  Depreciation and amortization                               7,613              4,424             3,915              2,416
  Interest                                                   16,153             10,610             7,851              5,086
  Unusual item                                               26,300
                                                  --------------------------------------------------------------------------

                                                          4,910,337          3,991,356         2,424,709          2,030,745
                                                  --------------------------------------------------------------------------


Earnings before income taxes and minority interest           12,167             29,716            19,142             14,888
                                                  --------------------------------------------------------------------------


Provision for income taxes                                   15,013             11,812             7,722              5,918

                                                  --------------------------------------------------------------------------

Net earnings (loss)                                        $ (2,846)          $ 17,904          $ 11,420            $ 8,970
                                                  ==========================================================================




Earnings (loss) per share:
  Basic                                                     $ (0.08)            $ 0.59            $ 0.33             $ 0.29
  Diluted                                                   $ (0.08)            $ 0.54            $ 0.31             $ 0.27

Average shares outstanding:
  Basic                                                  34,284,576         30,315,296        34,460,951         30,484,564
  Diluted                                                34,284,576         33,271,472        36,754,482         33,565,708

          (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)
                                   (unaudited)

                                                                June 30,   December 31,
                                                          ------------------------------
                                                          ------------------------------
                                                                    2000           1999
                                                          ------------------------------
                                                          ------------------------------
                                                               (Restated)     (Restated)
Assets
Current assets:
  Cash                                                          $ 82,571       $ 34,910
 Accounts receivable, less allowance for doubtful
  accounts of $9,547 for 2000 and 1999                           628,921        721,829
 Finished goods inventory                                        801,643        803,021
 Deferred income taxes                                            14,368         13,168
 Other current assets                                              9,719          9,926
                                                          ------------------------------

                                                               1,537,222      1,582,854
                                                          ------------------------------

Other assets                                                          15             18
                                                          ------------------------------

Fixed assets, at cost                                            131,172        127,655
 Less: accumulated depreciation                                  (32,165)       (26,287)
                                                          ------------------------------

                                                                  99,007        101,368
                                                          ------------------------------

Intangibles including goodwill                                    84,157         81,976
                                                          ------------------------------

  Total assets                                               $ 1,720,401    $ 1,766,216
                                                          ==============================


Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                               $ -       $ 45,000
 Securitized borrowings                                          280,000        349,963
 Accounts payable                                                900,219        864,271
 Other current liabilities                                        58,902         25,957
                                                          ------------------------------
                                                          ------------------------------
                                                               1,239,121      1,285,191
                                                          ------------------------------

Long-term debt                                                    38,444         38,698
                                                          ------------------------------

Deferred income taxes                                             15,993         16,128
                                                          ------------------------------


Shareholders' equity:
Common stock, $.01 par value authorized 53,333,333 shares;
 issued 35,899,245 and 35,213,201 shares, respectively             3,422          3,415
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                       282,849        278,344
Note receivable from officer                                      (3,336)        (3,228)
Retained earnings                                                161,098        165,149
                                                          ------------------------------

                                                                 444,033        443,680
Less:  shares in treasury-at cost
 1,192,865 and 1,212,232 shares, respectively                    (17,190)       (17,481)
                                                          ------------------------------

  Total shareholders' equity                                     426,843        426,199
                                                          ------------------------------

Commitments and contingencies
                                                          ------------------------------

  Total liabilities and shareholders' equity                 $ 1,720,401    $ 1,766,216
                                                          ==============================


          (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)

                                                                Six-month period ended
                                                                       June 30,
                                                           -----------------------------
                                                                   2000            1999
                                                           -----------------------------
                                                              (Restated)      (Restated)
Cash flow from operating activities:
  Net income (loss)                                            $ (2,846)       $ 17,904
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                 7,613           4,424
    Unusual item                                                 26,300
    Deferred income taxes                                        (1,360)         (1,200)
    Gain on sale of fixed assets                                   (135)


Change in assets and liabilities, net of acquisition:
  Accounts receivable                                            93,640         (45,130)
  Finished goods inventory                                        1,430        (150,570)
  Accounts payable                                               35,354          93,836
  Other current assets and liabilities                            6,718          (1,523)
                                                           -----------------------------
    Net cash provided (used) by operating activities            166,714         (82,259)
                                                           -----------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                      (8,080)        (10,539)
  Proceeds from sale of fixed assets                              4,960          20,906
  Acquisition of business                                        (2,523)
                                                           -----------------------------
    Net cash provided (used) by investing activities             (5,643)         10,367
                                                           -----------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                     3,119           3,601
  Addition (reduction) in long term debt                           (254)           (151)
  Related party note receivable                                    (108)           (108)
  Payment on note payable Priority Healthcare Corporation                        (3,350)
  Proceeds under line of credit agreement                       646,500         596,000
  Payments under line of credit agreement                      (691,500)       (562,500)
  Proceeds of securitized borrowings                                             13,800
  Payments of securitized borrowings                            (69,963)
  Purchase of common shares for treasury                              -          (6,648)
  Dividends                                                      (1,204)           (507)

                                                           -----------------------------
    Net cash provided (used) by financing activities           (113,410)         40,137
                                                           -----------------------------

Net increase (decrease) in cash                                  47,661         (31,755)
Cash at beginning of period                                      34,910          42,982
                                                           -----------------------------
Cash at end of period                                          $ 82,571        $ 11,227
                                                           =============================

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

     The following table shows certain income statement and balance sheet line items that have been restated:

                                             Restated    As Previously Reported
                                              (000's)                   (000's)
                                          -------------------------------------
Total net sales:
   Three months ended 6/30/99              $2,045,216                $2,055,841
   Six months ended 6/30/99                 4,020,173                 4,041,006
   Three months ended 6/30/00               2,433,411                 2,433,411
   Six months ended 6/30/00                 4,921,521                 4,921,521

Net earnings:
   Three months ended 6/30/99                   8,970                     9,811
   Six months ended 6/30/99                    17,904                    19,517
   Three months ended 6/30/00                  11,420                    11,980
   Six months ended 6/30/00                   (2,846)                   (1,727)

Basic earnings per share:
   Three months ended 6/30/99                     .29                       .29
   Six months ended 6/30/99                       .59                       .59
   Three months ended 6/30/00                     .33                       .35
   Six months ended 6/30/00                     (.08)                     (.05)

Diluted earnings per share:
   Three months ended 6/30/99                     .27                       .27
   Six months ended 6/30/99                       .54                       .53
   Three months ended 6/30/00                     .31                       .33
   Six months ended 6/30/00                     (.08)                     (.05)

Balance  sheet line items at December  31,
1999
   Intangibles                                 81,976                    18,582
   Deferred tax liability                      16,128                     4,703
   Additional paid in capital                 278,344                   225,459
   Retained earnings                          165,149                   166,550

Balance sheet line items at June 30, 2000:
   Intangibles                                 84,157                    22,043
   Deferred tax liability                      15,993                     4,728
   Additional paid in capital                 282,849                   229,964
   Retained earnings                          161,098                   163,618



     The following unaudited pro forma information presents the results of operations of BWI as if the acquisition had taken place on January 1, 1999 (in thousands except for per share data):


                                     Six-month                 Three-month
                                  Period ended                period ended
                                 June 30, 1999               June 30, 1999
                             --------------------------- ---------------------
Revenues                            $4,041,006                  $2,055,841
Net Earnings                            18,397                       9,251
Earnings per share:
    Basic                                  .55                         .28
    Diluted                                .50                         .25
Weighted Average Outstanding
  Common shares:
    Basic                           33,237,351                  33,406,619
    Diluted                         36,484,825                  36,781,537

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

6. Giving effect to the CPSI acquisition, we have two reportable segments. These segments are BWI and Nuclear Pharmacy. These segments conduct substantially all of their business within the United States. The BWI segment specializes in the distribution of pharmaceuticals and related health care products to chain drug companies which operate their own warehouses, individual drug stores, supermarkets and mass retailers with their own pharmacies, hospitals, clinics, HMOs, state and federal government agencies and other health care providers. The Nuclear Pharmacy segment prepares and delivers unit dose radiopharmaceuticals for use in nuclear imaging procedures in hospitals and clinics. Our segments have separate management teams and infrastructures to meet the specific needs of our customers and our marketing strategies.

     Segment information for the three and six-month periods ended June 30, 1999 and 2000 on a restated basis was as follows:


      (in thousands)                          BWI  Nuclear Pharmacy       Total
                                      ------------ -----------------------------
     Six-months ended June 30, 1999
       Revenues                       $ 4,020,173                   $ 4,020,173
       Segment operating earnings          40,326                        40,326
       Interest Expense                                                (10,610)

                                                                    ------------
       Earnings before income taxes                                      29,716
                                                                    ============

     Three-months ended June 30,1999
       Revenues                       $ 2,045,216                   $ 2,045,216
       Segment operating earnings          19,974                        19,974
       Interest Expense                                                 (5,086)

                                                                    ------------
       Earnings before income taxes                                      14,888
                                                                    ============

     Six-months ended June 30, 2000
       Revenues                       $ 4,891,084         $  30,437 $ 4,921,521
       Segment operating earnings          51,481             3,139      54,620
       Interest Expense                                                (16,153)
       Unusual item                                                    (26,300)
                                                                    ------------
                                                                    ------------
       Earnings before income taxes                                      12,167
                                                                    ============

     Three-months ended June 30, 2000
       Revenues                        $2,427,269          $ 16,142 $ 2,443,411
       Segment operating earnings          25,251             1,742      26,993
       Interest Expense                                                 (7,851)
                                                                    ------------
       Earnings before income taxes                                      19,142
                                                                    ============

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

8. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2000 and 1999 on a restated basis:

                                          For the Six Month Period ended   For the Three Month Period ended
                                                     June 30,                          June 30,
     ---------------------------------- --------------- ----------------- ---------------- -----------------
          (in thousands,  except share            2000              1999             2000              1999
                                 data)
     ---------------------------------- --------------- ----------------- ---------------- -----------------
     Basic:
     Net earnings (loss)                       ($2,846)        $  17,904        $  11,420           $ 8,970

     Basic shares
      Outstanding                           34,284,576        30,315,296       34,460,951        30,484,564
     Per share  amount                           ($.08)         $    .59         $    .33            $  .29


     Diluted:
     Net earnings (loss)                       ($2,846)        $  17,904        $  11,420           $ 8,970

     Weighted shares                        34,284,576
      outstanding                                             30,315,296       34,460,951        30,484,564
     Stock options                                             2,956,176        2,293,531         3,081,144
     Diluted Shares                         34,284,576        33,271,472       36,754,482        33,565,708
     Per share amount                           ($.08)          $    .54         $    .31            $  .27



9. On December 4, 2000, it was announced that the Company agreed to merge with Cardinal Health, Inc. The terms of the definitive agreement call for Bindley Western shareholders to receive a fixed exchange of 0.4275 Cardinal Health, Inc. common shares for each outstanding share of Bindley Western. The transaction will include the assumption of Bindley Western's debt and is intended to be accounted for as a pooling of interests for financial reporting purposes and to be tax-free to the holders of Bindley Western common shares. In connection with the transaction, the Company has issued to Cardinal Health a stock option exercisable under certain circumstances for newly issued shares equal to 19.9 percent of Bindley Western's currently outstanding common shares.

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

The following table shows certain income statement and balance sheet line items that have been restated:

                                             Restated    As Previously Reported
                                              (000's)                   (000's)
                                          -------------------------------------
Total net sales:
   Three months ended 6/30/99              $2,045,216                $2,055,841
   Six months ended 6/30/99                 4,020,173                 4,041,006
   Three months ended 6/30/00               2,433,411                 2,433,411
   Six months ended 6/30/00                 4,921,521                 4,921,521

Net earnings:
   Three months ended 6/30/99                   8,970                     9,811
   Six months ended 6/30/99                    17,904                    19,517
   Three months ended 6/30/00                  11,420                    11,980
   Six months ended 6/30/00                   (2,846)                   (1,727)

Basic earnings per share:
   Three months ended 6/30/99                     .29                       .29
   Six months ended 6/30/99                       .59                       .59
   Three months ended 6/30/00                     .33                       .35
   Six months ended 6/30/00                     (.08)                     (.05)

Diluted earnings per share:
   Three months ended 6/30/99                     .27                       .27
   Six months ended 6/30/99                       .54                       .53
   Three months ended 6/30/00                     .31                       .33
   Six months ended 6/30/00                     (.08)                     (.05)

Balance  sheet line items at December  31,
1999
   Intangibles                                 81,976                    18,582
   Deferred tax liability                      16,128                     4,703
   Additional paid in capital                 278,344                   225,459
   Retained earnings                          165,149                   166,550

Balance sheet line items at June 30, 2000:
   Intangibles                                 84,157                    22,043
   Deferred tax liability                      15,993                     4,728
   Additional paid in capital                 282,849                   229,964
   Retained earnings                          161,098                   163,618


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

Results of Operations

         Net sales of $4,922 million for the first six months of 2000 represented a 22.4% increase over the first six months of 1999. Net sales of $2,443 million for the second quarter of 2000 represented a 19.5% increase over the second quarter of 1999. Nuclear Pharmacy sales accounted for less than 1% of sales for the first six months and the second quarter of 2000. Brokerage type sales ("brokerage sales") in 2000 experienced an increase of 5.7% for the first six months when compared to the same period in 1999, while brokerage sales for the second quarter of 2000 experienced a 2.2% increase when compared to the second quarter of 1999. Although brokerage sales generate very little gross margin, they provide increased working capital and support our programs to attract more direct store delivery business from chain warehouse customers. Sales from inventory ("from stock sales") increased 33.5% in the first six months of 2000 when compared to the first six months of 1999 and 31.5% for the second quarter of 2000 when compared to the second quarter of 1999. From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 35.0% for the first six months of 2000 when compared to the first six months of 1999 and 33.2% for the second quarter of 2000 when compared to the second quarter of 1999. As a percentage of total sales, direct store delivery sales increased from 58.6% for the first six months of 1999 to 64.6% for the first six months of 2000. In both the first six months of 2000 and 1999, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

         Gross margin of $133.0 million for the first six months of 2000 represented an increase of 38.65% over the first six months of 1999. Gross margin of $67.2 million in the second quarter of 2000 represented a 37.8% increase over the second quarter of 1999. Gross margin as a percentage of net sales increased to 2.70% for the first six months of 2000 from 2.39% for the first six months of 1999. For the second quarter, gross margin as a percentage of net sales increased to 2.75% in 2000 from 2.38% in 1999. The inclusion of Nuclear Pharmacy represented approximately 38% of the incremental margin for the first six months and approximately 41% for the second quarter. The remainder of the increase resulted from the change in mix away from the lower margin brokerage sales to the higher margin from stock sales. In all periods, the pressure on sell side margins continued to be a significant factor and the purchasing gains associated with pharmaceutical price inflation remained relatively constant.

         Other income is attributable primarily to finance charges on customers' receivables and gains on the sale of fixed assets.

         Selling, general and administrative ("SGA") expenses for the first six months of 2000 increased 37.8% from $52.1 million in 1999 to $71.8 million in 2000. For the second quarter, SGA increased 37.1% from $26.8 million in 1999 to $36.7 million in 2000. A significant factor contributing to these increases was the inclusion of the Nuclear Pharmacy SGA in the first six months and second quarter of 2000. The remainder of the increases are the result of expenses associated with the new distribution centers opened in 1999 in Milwaukee, Wisconsin, Kansas City, Missouri and Denver, Colorado, normal inflationary increases and increased variable costs to support our growing direct store delivery programs. These variable costs include, among others, delivery expenses, warehouse expense and labor costs. SGA expenses will continue to increase as direct store delivery sales increase. However, total SGA expenses as a percent of from stock sales for the first six months increased slightly from 2.15% in 1999 to 2.22% in 2000. We remain focused on controlling SGA through improved technology, better asset management and opportunities to consolidate distribution centers.

         Depreciation and amortization expense increased as a result of the goodwill and intangibles associated with the acquisition of Central Pharmacy, the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization expense increased from $4.4 million in the first six months of 1999 to $7.6 million in the first six months of 2000. For the second quarter, depreciation and amortization expense increased from $2.4 million in 1999 to $3.9 million in 2000.

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

         The provision for income taxes represented approximately 39.8% of earnings before taxes for both the first six months and the second quarter of 1999. In 2000, the provision for income taxes represents 39.0% of earnings before taxes and the effect of the nondeductible element of the unusual item for the first six months and 40.3% for the second quarter.

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

            b)       The following directors were elected at the meeting:

                                 Votes for    Votes against     Abstentions
                             -----------------------------------------------
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


            c) Other matters voted upon and the results of the voting were as follows:

                  1) The shareholders voted 30,558,551 shares in the affirmative, 226,449 votes in the negative and 210,481 abstentions to appoint PricewaterhouseCoopers LLP as auditors of the Corporation.

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