Form 10-Q/A
period 2000-09-30
BINDLEY WESTERN INDUSTRIES INC
filed 2000-12-21
CIK 722808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 2000
                                --------------------------------

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

      This Form 10-Q/A is being filed by the Registrant to amend the financial statements and other information contained herein to reflect a change in the allocation of the purchase price of Central Pharmacy Services, Inc. to various assets, including intangible assets and goodwill and their estimated useful lives.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (000's omitted except share data)
                                   (unaudited)

                                                Nine-month period ended                Three-month period ended
                                                     September 30,                          September 30,
                                           --------------------------------------------------------------------

                                                      2000            1999               2000             1999
                                           --------------------------------------------------------------------

                                                 (Restated)      (Restated)         (Restated)       (Restated)
Revenues:
  Net sales from stock                         $ 4,760,588     $ 3,687,906        $ 1,527,680      $ 1,265,333
  Net brokerage sales                            2,466,242       2,470,677            777,630          873,077
                                           --------------------------------------------------------------------

  Total net sales                                7,226,830       6,158,583          2,305,310        2,138,410
  Other income                                       1,448           1,232                465              333
                                           --------------------------------------------------------------------

                                                 7,228,278       6,159,815          2,305,775        2,138,743
                                           --------------------------------------------------------------------

  Cost of products sold                          7,025,961       6,010,639          2,237,462        2,086,405
  Selling, general and administrative              109,030          80,520             37,258           28,432
  Depreciation and amortization                     11,630           7,174              4,017            2,749
  Interest                                          23,359          16,429              7,206            5,819
  Unusual item                                      21,300                             (5,000)
                                           --------------------------------------------------------------------

                                                 7,191,280       6,114,762          2,280,943        2,123,405
                                           --------------------------------------------------------------------

Earnings before income taxes                        36,998          45,053             24,832           15,338
                                           --------------------------------------------------------------------


Provision for income taxes                          23,019          18,204              8,006            6,393

                                           --------------------------------------------------------------------

Net earnings                                      $ 13,979        $ 26,849           $ 16,826          $ 8,945
                                           ====================================================================




Earnings per share:
  Basic                                             $ 0.40          $ 0.87             $ 0.48           $ 0.28
  Diluted                                           $ 0.38          $ 0.79             $ 0.44           $ 0.25

Average shares outstanding:
  Basic                                         34,529,602      30,780,576         35,014,326       31,695,962
  Diluted                                       37,263,026      33,878,986         37,968,255       35,078,840

          (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (000's omitted except share data)
                                   (unaudited)

                                                              September 30,    December 31,
                                                             -------------------------------

                                                                       2000            1999
                                                             -------------------------------

                                                                  (Restated)      (Restated)
Assets
Current assets:
  Cash                                                             $ 82,170        $ 34,910
 Accounts receivable, less allowance for doubtful
  accounts of $9,547 for 2000 and 1999                              619,706         721,829
 Finished goods inventory                                         1,077,149         803,021
 Deferred income taxes                                               14,968          13,168
 Other current assets                                                11,740           9,926
                                                             -------------------------------

                                                                  1,805,733       1,582,854
                                                             -------------------------------

Other assets                                                             13              18
                                                             -------------------------------

Fixed assets, at cost                                               133,533         127,655
 Less: accumulated depreciation                                     (33,625)        (26,287)
                                                             -------------------------------

                                                                     99,908         101,368
                                                             -------------------------------

Intangibles including goodwill                                       83,247          81,976
                                                             -------------------------------

  Total assets                                                  $ 1,988,901     $ 1,766,216
                                                             ===============================


Liabilities and Shareholders' Equity
Current liabilities:
 Short-term borrowings                                             $ 80,000        $ 45,000
 Securitized borrowings                                             320,000         349,963
 Accounts payable                                                 1,049,993         864,271
 Other current liabilities                                           39,749          25,957
                                                             -------------------------------

                                                                  1,489,742       1,285,191
                                                             -------------------------------

Long-term debt                                                       38,310          38,698
                                                             -------------------------------

Deferred income taxes                                                15,913          16,128
                                                             -------------------------------


Shareholders' equity:
Common stock, $.01 par value authorized 53,333,333 shares;
 issued 36,579,807 and 35,213,201 shares, respectively                3,429           3,415
Special shares, $.01 par value-authorized 1,000,000 shares
Additional paid in capital                                          287,247         278,344
Note receivable from officer                                         (3,390)         (3,228)
Retained earnings                                                   177,217         165,149
                                                             -------------------------------

                                                                    464,503         443,680
Less:  shares in treasury-at cost
 1,230,628 and 1,212,232 shares, respectively                       (19,567)        (17,481)
                                                             -------------------------------

  Total shareholders' equity                                        444,936         426,199
                                                             -------------------------------

Commitments and contingencies
                                                             -------------------------------

  Total liabilities and shareholders' equity                    $ 1,988,901     $ 1,766,216
                                                             ===============================


          (See accompanying notes to consolidated financial statements)

                BINDLEY WESTERN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (000's omitted except share data)
                                   (unaudited)

                                                               Nine-month period ended
                                                                    September 30,
                                                           ---------------------------
                                                                   2000          1999
                                                           ---------------------------
                                                              (Restated)    (Restated)
Cash flow from operating activities:
  Net income                                                   $ 13,979      $ 26,849
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
    Depreciation and amortization                                11,630         7,174
    Deferred income taxes                                        (2,040)       (2,578)
    Gain on sale of fixed assets                                    (58)


Change in assets and liabilities, net of acquisition:
  Accounts receivable                                           102,855      (197,860)
  Finished goods inventory                                     (274,075)      (40,805)
  Accounts payable                                              185,128        37,445
  Other current assets and liabilities                           11,845         4,629
                                                           ---------------------------
    Net cash provided (used) by operating activities             49,264      (165,146)
                                                           ---------------------------

Cash flow from investing activities:
  Purchase of fixed assets and other assets                     (13,731)      (15,338)
  Proceeds from sale of fixed assets                              6,527        20,906
  Acquisition of business                                        (2,523)
                                                           ---------------------------
    Net cash provided (used) by investing activities             (9,727)        5,568
                                                           ---------------------------

Cash flow from financing activities:
  Proceeds from sale of stock                                     7,232         4,876
  Reduction in long term debt                                      (387)         (244)
  Related party note receivable                                    (162)         (162)
  Payment on note payable Priority Healthcare Corporation                      (3,350)
  Proceeds under line of credit agreement                     1,073,000     1,091,500
  Payments under line of credit agreement                    (1,038,000)     (958,500)
  Proceeds of securitized borrowings                             40,000        13,800
  Payments of securitized borrowings                            (69,963)
  Purchase of common shares for treasury                         (2,086)       (6,800)
  Dividends                                                      (1,911)       (1,472)

                                                           ---------------------------
    Net cash provided (used) by financing activities              7,723       139,648
                                                           ---------------------------

Net increase (decrease) in cash                                  47,260       (19,930)
Cash at beginning of period                                      34,910        42,982
                                                           ---------------------------
Cash at end of period                                          $ 82,170      $ 23,052
                                                           ===========================

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

     The following table shows certain income statement and balance sheet line items that have been restated:






                                                      Restated   As Previously Reported
                                                       (000's)                  (000's)
                                                  -----------------------------------------------
Total net sales:
   Three months ended 9/30/99                       $2,138,410               $2,138,410
   Nine months ended 9/30/99                         6,158,583                6,158,583
   Three months ended 9/30/00                        2,305,310                2,305,310
   Nine months ended 9/30/00                         7,226,830                7,226,830

Net earnings:
   Three months ended 9/30/99                            8,945                    8,901
   Nine months ended 9/30/99                            26,849                   26,805
   Three months ended 9/30/00                           16,826                   16,692
   Nine months ended 9/30/00                            13,979                   13,576

Basic earnings per share:
   Three months ended 9/30/99                              .28                      .28
   Nine months ended 9/30/99                               .87                      .87
   Three months ended 9/30/00                              .48                      .48
   Nine months ended 9/30/00                               .40                      .39

Diluted earnings per share:
   Three months ended 9/30/99                              .25                      .25
   Nine months ended 9/30/99                               .79                      .79
   Three months ended 9/30/00                              .44                      .44
   Nine months ended 9/30/00                               .38                      .36

Balance sheet line items at December 31, 1999:
   Intangibles                                          81,976                   18,582
   Deferred tax liability                               16,128                    4,703
   Additional paid in capital                          278,344                  225,459
   Retained earnings                                   165,149                  166,550

Balance sheet line items at September 30, 2000:
   Intangibles                                          83,247                   71,480
   Deferred tax liability                               15,913                    4,728
   Additional paid in capital                          287,247                  287,247
   Retained earnings                                   177,217                  176,635

     The following unaudited pro forma information presents the results of operations of BWI as if the acquisition had taken place on January 1, 1999 (in thousands except for per share data):


                                       Nine month            Three month
                                     period ended           period ended
                               September 30, 1999     September 30, 1999
                             ----------------------- --------------------------
Revenues                               $6,186,850             $2,145,845
Net Earnings                               27,801                  9,404
Earnings per share:
    Basic                                     .83                    .28
    Diluted                                   .76                    .25
Weighted Average Outstanding
  Common shares:
    Basic                              33,370,816             33,633,394
    Diluted                            36,663,425             37,016,272

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

     Segment information for the three and nine-month periods ended September 30, 1999 and 2000 on a restated basis was as follows:


      (in thousands)                                        BWI  Nuclear Pharmacy         Total
                                               ----------------- ----------------- -------------
     Nine-months ended September 30, 1999
       Revenues                                     $ 6,154,669          $  3,914   $ 6,158,583
       Segment operating earnings                        61,087               395        61,482
       Interest expense                                                                (16,429)
                                                                                   -------------
       Earnings before income taxes                                                      45,053
                                                                                   =============

     Three-months ended September 30,1999
       Revenues                                     $ 2,134,496          $  3,914   $ 2,138,410
       Segment operating earnings                        20,762               395        21,157
       Interest expense                                                                 (5,819)
                                                                                   -------------
       Earnings before income taxes                                                      15,338
                                                                                   =============

     Nine-months ended September 30, 2000
       Revenues                                     $ 7,179,312         $  47,518   $ 7,226,830
       Segment operating earnings                        76,611             5,046        81,657
       Interest expense                                                                (23,359)
       Unusual item                                                                    (21,300)
                                                                                   -------------
                                                                                   -------------
       Earnings before income taxes                                                      36,998
                                                                                   =============

     Three-months ended September 30, 2000
       Revenues                                      $2,288,228          $ 17,081   $ 2,305,309
       Segment operating earnings                        25,132             1,906        27,038
       Interest expense                                                                 (7,206)
       Unusual item                                                                       5,000
                                                                                   -------------
       Earnings before income taxes                                                      24,832
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

8. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2000 and 1999 on a restated basis:

                                       For the Nine-Month Period ended   For the Three Month Period ended
                                                September 30,                      September 30,
     -------------------------------- --------------- ----------------- ---------------- -----------------
     (in thousands,  except share data)         2000              1999             2000              1999
     -------------------------------- --------------- ----------------- ---------------- -----------------
     Basic:
     Net earnings                           $ 13,979         $  26,849        $  16,826           $ 8,945
     Basic shares
      outstanding                         34,529,602        30,780,576       35,014,326        31,695,962
     Per share  amount                       $   .40          $    .87         $    .48            $  .28

     Diluted:
     Net earnings                           $ 13,979         $  26,849        $  16,826           $ 8,945
     Weighted shares
      outstanding                         34,529,602        30,780,576       35,014,326        31,695,962
     Stock options                         2,733,424         3,098,410        2,953,929         3,382,878
     Diluted shares                       37,263,026        33,878,986       37,968,255        35,078,840
     Per share amount                        $   .38          $    .79         $    .44            $  .25


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

The following table shows certain income statement and balance sheet line items that have been restated:

                                                   Restated      As Previously Reported
                                                    (000's)                     (000's)
                                                 ------------------------------------------------
Total net sales:
   Three months ended 9/30/99                    $2,138,410                  $2,138,410
   Nine months ended 9/30/99                      6,158,583                   6,158,583
   Three months ended 9/30/00                     2,305,310                   2,305,310
   Nine months ended 9/30/00                      7,226,830                   7,226,830

Net earnings:
   Three months ended 9/30/99                         8,945                       8,901
   Nine months ended 9/30/99                         26,849                      26,805
   Three months ended 9/30/00                        16,826                      16,692
   Nine months ended 9/30/00                         13,979                      13,576

Basic earnings per share:
   Three months ended 9/30/99                           .28                         .28
   Nine months ended 9/30/99                            .87                         .87
   Three months ended 9/30/00                           .48                         .48
   Nine months ended 9/30/00                            .40                         .39

Diluted earnings per share:
   Three months ended 9/30/99                           .25                         .25
   Nine months ended 9/30/99                            .79                         .79
   Three months ended 9/30/00                           .44                         .44
   Nine months ended 9/30/00                            .38                         .36

Balance sheet line items at December 31, 1999:
   Intangibles                                       81,976                      18,582
   Deferred tax liability                            16,128                       4,703
   Additional paid in capital                       278,344                     225,459
   Retained earnings                                165,149                     166,550

Balance sheet line items at September 30, 2000:
   Intangibles                                       83,247                      71,480
   Deferred tax liability                            15,913                       4,728
   Additional paid in capital                       287,247                     287,247
   Retained earnings                                177,217                     176,635

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

Results of Operations

         Net sales of $7,227 million for the first nine months of 2000 represented a 17.4% increase over the first nine months of 1999. Net sales of $2,305 million for the third quarter of 2000 represented a 7.8% increase over the third quarter of 1999. Nuclear Pharmacy sales were only included from the date of acquisition for both the first nine months and the third quarter of 1999. In 2000, Nuclear Pharmacy sales accounted for less than 1% of sales in all periods presented. In the third quarter of 2000, we entered into a new supplier agreement with Eckerd Corporation. Under this agreement, we will no longer service the lower margin Eckerd warehouse brokerage type sales ("brokerage sales"). However, we have been awarded approximately 530 new direct store delivery Eckerd stores. Brokerage sales remained relatively flat for the first nine months of 2000 when compared to the same period in 1999, while brokerage sales for the third quarter of 2000 experienced a 10.9% decrease when compared to the third quarter of 1999. The decrease in the third quarter resulted from the new agreement with Eckerd Corporation. Sales from inventory ("from stock sales") increased 29.1% in the first nine months of 2000 when compared to the first nine months of 1999 and 20.7% for the third quarter of 2000 when compared to the third quarter of 1999. From stock sales include sales from inventory to chain warehouse customers and direct store delivery sales. We continued to expand our presence in the direct store delivery portion of the business through increased sales to existing customers and the addition of new customers. Direct store delivery sales increased by 30.9% for the first nine months of 2000 when compared to the first nine months of 1999 and 22.9% for the third quarter of 2000 when compared to the third quarter of 1999. As a percentage of total sales, direct store delivery sales increased from 58.2% for the first nine months of 1999 to 64.9% for the first nine months of 2000. In both the first nine months of 2000 and 1999, the increase related to price increases was approximately equal to the increase in the Consumer Price Index.

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

         Depreciation and amortization expense increased as a result of the goodwill and intangibles associated with the acquisition of CPSI, the building of new facilities, expansion and automation of existing facilities and investments in management information systems. Depreciation and amortization expense increased from $7.2 million in the first nine months of 1999 to $11.6 million in the first nine months 2000. For the third quarter, depreciation and amortization expense increased from $2.7 million in 1999 to $4.0 million in 2000.

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

         The provision for income taxes represented approximately 40.4% of earnings before taxes for the first nine months of 1999 and 41.6% for the third quarter of 1999. In 2000, the provision for income taxes represents 39.5% of earnings before taxes and the effect of the nondeductible element of the unusual item for the first nine months and 40.4% for the third quarter.

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